Form 10-Q
period 2025-03-31
BORGWARNER INC
filed 2025-05-07
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 2, 2025, the registrant had 219,720,048 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED March 31, 2025

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, commodity availability and pricing and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; uncertain global trade policies including tariffs; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this report includes non-GAAP financial measures. The Company believes that these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance and trends of the Company. Readers should be aware that non-GAAP financial measures have inherent limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, we use non-GAAP measures as comparative tools, together with GAAP measures, to assist in the evaluation of our operating performance or financial condition. We calculate these measures using the appropriate GAAP components in their entirety and compute them in a manner intended to facilitate consistent period-to-period comparisons. The Company’s method of calculating these non-GAAP measures may differ from methods used by other companies. These non-GAAP measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP. Where non-GAAP financial measures are used, the most directly comparable GAAP financial measure, as well as the reconciliation to the most directly comparable GAAP financial measure, can be found in this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Cash, cash equivalents and restricted cash	$1,707	$2,094
Receivables, net	3,144	2,843
Inventories, net	1,205	1,251
Prepayments and other current assets	323	333
Total current assets	6,379	6,521

Property, plant and equipment, net	3,552	3,575
Investments and long-term receivables	355	356
Goodwill	2,384	2,357
Other intangible assets, net	438	474
Other non-current assets	722	710
Total assets	$13,830	$13,993

LIABILITIES AND EQUITY
Short-term debt	$59	$398
Accounts payable	2,060	2,032
Other current liabilities	1,111	1,216
Total current liabilities	3,230	3,646

Long-term debt	3,803	3,763
Retirement-related liabilities	139	137
Other non-current liabilities	768	741
Total liabilities	7,940	8,287

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,621	2,674
Retained earnings	6,545	6,412
Accumulated other comprehensive loss	(961)	(1,020)
Common stock held in treasury, at cost	(2,488)	(2,537)
Total BorgWarner Inc. stockholders’ equity	5,720	5,532
Noncontrolling interest	170	174
Total equity	5,890	5,706
Total liabilities and equity	$13,830	$13,993

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net sales	$3,515	$3,595
Cost of sales	2,876	2,951
Gross profit	639	644

Selling, general and administrative expenses	315	329
Restructuring expense	31	19
Other operating expense, net	17	1
Impairment charges	39	—
Operating income	237	295

Equity in affiliates’ earnings, net of tax	(10)	(5)
Unrealized and realized loss on equity and debt securities	—	2
Interest expense, net	12	5
Other postretirement expense	3	3
Earnings from continuing operations before income taxes and noncontrolling interest	232	290

Provision for income taxes	61	62
Net earnings from continuing operations	171	228
Net loss from discontinued operations	—	(7)
Net earnings	171	221
Net earnings from continuing operations attributable to noncontrolling interest	14	15
Net earnings attributable to BorgWarner Inc.	$157	$206

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$157	$213
Net loss from discontinued operations	—	(7)
Net earnings attributable to BorgWarner Inc.	$157	$206

Earnings per share from continuing operations — basic	$0.72	$0.94
Loss per share from discontinued operations — basic	—	(0.03)
Earnings per share attributable to BorgWarner Inc. — basic	$0.72	$0.91

Earnings per share from continuing operations — diluted	$0.72	$0.93
Loss per share from discontinued operations — diluted	—	(0.03)
Earnings per share attributable to BorgWarner Inc. — diluted	$0.72	$0.90

Weighted average shares outstanding:
Basic	217.2	227.7
Diluted	218.1	228.3

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net earnings attributable to BorgWarner Inc.	$157	$206

Other comprehensive income (loss)
Foreign currency translation adjustments	59	(66)
Hedge instruments[1]	3	8
Postretirement defined benefit plans[1]	(3)	3
Total other comprehensive income (loss) attributable to BorgWarner Inc.	59	(55)

Comprehensive income attributable to BorgWarner Inc.[1]	216	151

Net earnings from continuing operations attributable to noncontrolling interest	14	15
Other comprehensive income (loss) attributable to noncontrolling interest[1]	1	(5)
Comprehensive income	$231	$161
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by (used in) operating activities of continuing operations (see Note 23)	$82	$(118)
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(119)	(190)
Customer advances related to capital expenditures	2	—
Proceeds from settlement of net investment hedges, net	12	12
Proceeds from the sale of business, net	—	3
Proceeds from asset disposals and other, net	11	—
Net cash used in investing activities from continuing operations	(94)	(175)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments of notes payable	(5)	—
Repayments of debt, including current portion	(346)	(12)
Payments for purchase of treasury stock	—	(100)
Payments for stock-based compensation items	(18)	(23)
Dividends paid to BorgWarner stockholders	(24)	(25)
Dividends paid to noncontrolling stockholders	(4)	(23)
Net cash used in financing activities from continuing operations	(397)	(183)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	—	(10)
Net cash provided by (used in) discontinued operations	—	(10)
Effect of exchange rate changes on cash	22	(11)
Net decrease in cash, cash equivalents and restricted cash	(387)	(497)
Cash and cash equivalents at beginning of year	2,094	1,534
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,707	$1,037

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Effective July 1, 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s strategy. The Company now reports its results in the following four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. This new structure had no impact on the Company’s consolidated financial position, results of operations or cash flows. The reportable segment disclosures have been updated accordingly, which included recasting prior period information for the new reporting structure. Refer to Note 11, “Goodwill And Other Intangibles,” and Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

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

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA continued to provide certain services to each other following the Spin-Off. In December 2024, the Company and PHINIA have executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” It requires entities to disclose, in the notes to financial statements, specified information related to certain costs and expenses disaggregated by type. The standard improves transparency by providing more detailed information about the components of costs and expenses that would enable investors to better understand the major components of an entity’s income statement by referencing specific disclosures in the notes to financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements other than related incremental disclosures.

NOTE 3 ACQUISITIONS AND DISPOSITIONS

Acquisitions

In accordance with ASC Topic 805, “Business Combinations,” acquisitions are recorded using the acquisition method of accounting. The Company recognizes and measures the acquisition date fair value of the identifiable assets acquired, liabilities assumed and any non-controlling interest using a range of methodologies as indicated by generally accepted valuation practices. Various valuation techniques are used to determine the fair value of intangible assets, with the primary techniques being forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective and may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates.

Due to the insignificant size of the Company’s 2023 and 2022 acquisitions, both individually and in the aggregate, relative to the Company, supplemental pro forma financial information for the current and prior reporting periods is not provided.

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing PowerDrive Systems product portfolio by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing. The earn-out payments are contingent upon booked business for future periods from new customer awards. The Company’s estimate at closing indicated that the minimum threshold for the earn-out target would not be achieved; thus, no amount of the potential earn-out payments was included in the purchase consideration. As of December 31, 2024, the respective earn-out periods have concluded, and the Company determined that no earn-out payment will be due; thus, no amount is included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025, and December 31, 2024.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the year ended December 31, 2024. In accordance with ASC Topic 230, because the payments made in 2024 are not soon after the acquisition close date, they were recorded as a financing activity in the Company’s Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price is payable before October 31, 2025 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025, and December 31, 2024.

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. During the year ended December 31, 2024, the Company paid ¥10 million ($1 million) of earn-out payments. As of March 31, 2025, the Company’s estimate of remaining earn-out payments was approximately ¥10 million ($2 million) which was recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

As described further below, in February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment, which includes SSE.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will help to accelerate the growth of its High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. As of March 31, 2025, the Company’s estimate of the earn-out payments was approximately ₣4 million ($5 million), which is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

Dispositions

Exit of Charging Business

In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. The exit is expected to be substantially completed during the second quarter of 2025. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments.

The majority of the charging business relates to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. During the three months ended March 31, 2025, the Company recorded a charge of $19 million related to the estimated loss on the expected sale of the SSE business. As of March 31, 2025, the Company recorded held-for-sale assets of $13 million and held-for-sale liabilities of $5 million in the Other current assets and Other current liabilities, related to the SSE business. The other locations within the charging business will be shut down and do not meet the criteria to be reported as held-for-sale as of March 31, 2025. The Company’s plan to exit its charging business did not meet the criteria for presentation as a discontinued operation.

During the three months ended March 31, 2025, the Company recorded charges of $26 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. These charges included the previously mentioned $19 million estimated loss on the expected sale of the SSE business, which was recorded in Other operating expense, net and the write off of $7 million of inventory, which was recorded in Cost of sales. In addition, the Company also recorded charges totaling $39 million, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million, and $4 million, respectively. Refer to Note 11, “Goodwill And Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $13 million and $15 million at March 31, 2025 and December 31, 2024, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $11 million and $33 million at March 31, 2025 and $13 million and $29 million at December 31, 2024, respectively. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of

March 31, 2025 and December 31, 2024, the Company recorded customer incentive payments of $20 million and $22 million, respectively, in Prepayments and other current assets, and $21 million and $23 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Foundational products	$2,878	$3,089
eProducts	637	506
Total	$3,515	$3,595
The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. The balances for the prior period have been recast for the reportable segment realignment for certain businesses that was completed in the third quarter of 2024. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$352	$487	$83	$47	$969
Europe	737	325	159	96	1,317
Asia	302	544	313	2	1,161
Other	63	—	—	5	68
Total	$1,454	$1,356	$555	$150	$3,515

	Three Months Ended March 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$405	$510	$52	$46	$1,013
Europe	819	354	119	123	1,415
Asia	297	552	259	5	1,113
Other	51	—	—	3	54
Total	$1,572	$1,416	$430	$177	$3,595

NOTE 5 RESTRUCTURING

The Company undertakes restructuring activities, as necessary, to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best-cost locations.

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits.

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended March 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$5	$—	$8	$6	$1	$20
Other	2	1	8	—	—	11
Total restructuring expense	$7	$1	$16	$6	$1	$31

	Three Months Ended March 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$5	$8	$—	$—	$—	$13
Other	2	1	3	—	—	6
Total restructuring expense	$7	$9	$3	$—	$—	$19

The following tables display rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2025	$39	$5	$44
Restructuring expense, net	20	11	31
Cash payments	(28)	(4)	(32)
Balance at March 31, 2025	31	12	43
Less: Non-current restructuring liability	7	—	7
Current restructuring liability at March 31, 2025	$24	$12	$36

2024 Structural Cost Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three months ended March 31, 2025, the Company recorded $16 million of restructuring charges related to this plan. Cumulatively, the Company has incurred $29 million of restructuring charges related to this plan.

2023 Structural Cost Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended March 31, 2025 and 2024, the Company recorded $8 million and $19 million, respectively, of restructuring charges related to this plan. Cumulatively, the Company has incurred $148 million of restructuring charges related to this plan. The actions under this plan are complete.

During the three months ended March 31, 2025, the Company recorded $7 million of restructuring costs for individually approved restructuring actions, primarily related to the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business, as more fully described in Note 3, “Acquisitions and Dispositions.”

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three months ended March 31, 2025 and 2024, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Cost Plan
•During the three months ended March 31, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and China.

•During the three months ended March 31, 2024, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits for facilities in Europe and China.

Drivetrain & Morse Systems
2023 Structural Cost Plan
•During the three months ended March 31, 2024, the segment recorded $9 million of restructuring costs under this plan. These costs primarily related to $8 million of employee termination benefits for facilities in Europe and the U.S.

PowerDrive Systems
2024 Structural Cost Plan
•During the three months ended March 31, 2025, the segment recorded $16 million of restructuring costs under this plan. These costs primarily related to $8 million of employee termination benefits and $7 million of equipment relocation costs and professional fees for facilities in the U.S., Asia and Europe.

2023 Structural Cost Plan
•During the three months ended March 31, 2024, the segment recorded $3 million of restructuring costs under this plan, primarily related to contract cancellations and equipment relocation costs.

Battery & Charging Systems
•During the three months ended March 31, 2025, the segment recorded $6 million of individually approved restructuring costs. These costs primarily related to employee termination benefits for facilities in the U.S and China, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2025	2024
Gross R&D expenditures	$196	$218
Customer reimbursements	(14)	(31)
Net R&D expenditures	$182	$187

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2025	2024
Costs to exit charging business	$19	$—
Merger and acquisition expense, net	2	2
Loss on sale of businesses	1	—
Adjustments associated with Spin-Off related balances	(3)	—
Other income, net	(2)	(1)
Other operating expense, net	$17	$1

Costs to exit charging business: During the three months ended March 31, 2025, the Company recorded charges of $19 million related to the planned exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions” and Note 11, “Goodwill And Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

Merger and acquisition expense, net: During the three months ended March 31, 2025 and 2024, the Company recorded merger and acquisition expense, net of $2 million in both periods, primarily related to professional fees associated with specific acquisition initiatives.

Adjustments associated with Spin-Off related balances: During the three months ended March 31, 2025, the Company recorded income of $3 million, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

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

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 26% and 21%, respectively. During the three months ended March 31, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $3 million related to the exit of the charging business and a discrete tax expense of $2 million related to various changes in filing positions for prior years. During the three months ended March 31, 2024, a discrete tax benefit of $1 million was recorded related to various changes in filing positions for prior years.

The Company’s annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates that vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, the realization of certain business tax credits (including foreign tax credits) and permanent differences between book and tax treatment for certain items (including the Foreign-Derived Intangible Income (“FDII”) deduction and the enhanced deduction of research and development expenses in certain jurisdictions).

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	March 31,	December 31,
(in millions)	2025	2024
Raw material and supplies	$888	$915
Work in progress	148	147
Finished goods	169	189
Inventories, net	$1,205	$1,251

The cost of inventories is reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	March 31,	December 31,
(in millions)	2025	2024
Prepayments and other current assets:
Prepaid tooling	$113	$107
Prepaid taxes	90	98
Customer incentive payments (Note 4)	20	22
Derivative instruments	14	19
Contract assets (Note 4)	13	15
Other	73	72
Total prepayments and other current assets	$323	$333

Investments and long-term receivables:
Investment in equity affiliates	$244	$245
Investment in equity securities	70	70
Long-term receivables	41	41
Total investments and long-term receivables	$355	$356

Other non-current assets:
Deferred income taxes	$419	$359
Operating leases	174	177
Derivative instruments	42	89
Customer incentive payments (Note 4)	21	23
Other	66	62
Total other non-current assets	$722	$710

NOTE 11 GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of March 31, 2025, the Company had four reportable segments and four goodwill reporting units. During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

As further described in Note 3, “Acquisitions and Dispositions,” as a result of the Company’s plan to exit the charging business, the Company separately allocated the goodwill from its historical reporting unit of Battery & Charging Systems to the battery systems business and to the charging business on a relative fair value basis. The Company estimated the allocated fair values of the businesses from the historical reporting unit based upon the present value of their anticipated future cash flows. The estimated fair value of the charging business was determined using a cost approach. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. During the three months ended March 31, 2025, the relative fair value analysis resulted in an allocation, and subsequent impairment of $13 million related to the goodwill allocated to the charging business.

In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of the Battery & Charging Systems’ goodwill after the impairment of the charging business’ goodwill. The estimated fair value of the battery systems business was determined using an income approach, consistent with the Company’s analysis performed during the fourth quarter of 2024. The most critical assumptions used in the calculation of the fair value of the battery systems business were projected revenue growth rates, projected operating income, and discount rates. Based on this interim impairment test, the Battery & Charging Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 18%, resulting in no impairment.

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

Additionally, as a result of the Company’s plan to exit the charging business, during the three months ended March 31, 2025, the Company impaired $22 million of other intangible assets.

Other than as described above, the Company noted no events or circumstances related to any of the Company’s reporting units in the three months ended March 31, 2025 that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, December 31, 2024	$1,235	$1,120	$468	$613	$3,436
Accumulated impairment losses, December 31, 2024	(502)	—	(468)	(109)	(1,079)
Net goodwill balance, December 31, 2024	$733	$1,120	$—	$504	$2,357
Goodwill during the period:
Impairment	—	—	—	(13)	(13)
Other, primarily translation adjustment	14	4	—	22	40
Ending balance, March 31, 2025	$747	$1,124	$—	$513	$2,384

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$333	$179	$154	$352	$172	$180
Customer relationships	6 - 15	614	335	279	610	321	289
Miscellaneous	2 - 5	9	8	1	9	7	2
Total amortized intangible assets		956	522	434	971	500	471
Unamortized trade names		4	—	4	3	—	3
Total other intangible assets		$960	$522	$438	$974	$500	$474

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025
Beginning balance, January 1	$215
Provisions for current period sales	29
Adjustments of prior estimates	(2)
Payments	(12)
Other, primarily translation adjustment	4
Ending balance, March 31	$234

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2025	2024
Other current liabilities	$96	$88
Other non-current liabilities	138	127
Total product warranty liability	$234	$215

NOTE 13 DEBT

As of March 31, 2025 and December 31, 2024, the Company had debt outstanding as follows:

	March 31,	December 31,
(in millions)	2025	2024
Short-term borrowings	$56	$61

Long-term debt
3.375% Senior notes due 03/15/25	—	334
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,096	1,095
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	495	495
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,069	1,022
5.400% Senior notes due 08/15/34 ($500 million par value)	493	493
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	38	46
Total long-term debt	3,806	4,100
Less: current portion	3	337
Long-term debt, net of current portion	$3,803	$3,763

On March 15, 2025, the Company’s 3.375% senior notes matured and were repaid in accordance with the terms of the indenture.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of March 31, 2025 and December 31, 2024, the Company had $56 million and $61 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2025	2024
Interest expense	$28	$15
Interest income	(16)	(10)
Interest expense, net	$12	$5

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2025. At March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2025 and December 31, 2024.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of March 31, 2025 and December 31, 2024, the estimated fair values of the Company’s senior unsecured notes totaled $3,510 million and $3,797 million, respectively. The estimated fair values were $258 million lower than their carrying value at March 31, 2025 and $257 million lower than their carrying value at December 31, 2024. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $33 million and $29 million at March 31, 2025 and December 31, 2024, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	March 31,	December 31,
(in millions)	2025	2024
Other current liabilities:
Payroll and employee related	$203	$361
Customer related	197	160
Indirect taxes	127	117
Income taxes payable	110	115
Product warranties (Note 12)	96	88
Operating leases	39	38
Supplier related	27	26
Accrued freight	25	22
Government grants	24	22
Employee termination benefits (Note 5)	24	31
Interest	23	31
Derivative instruments	21	27
Insurance	19	18
Dividends payable to noncontrolling stockholders	15	—
Other non-income taxes	12	12
Other restructuring (Note 5)	12	5
Contract liabilities (Note 4)	11	13
Deferred engineering	11	10
Retirement related	10	10
Other	105	110
Total other current liabilities	$1,111	$1,216

Other non-current liabilities:
Deferred income taxes	$177	$167
Operating leases	139	144
Product warranties (Note 12)	138	127
Other income tax liabilities	124	118
Deferred income	91	88
Other	99	97
Total other non-current liabilities	$768	$741

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$16	$—	$16	$—	A	$—
Net investment hedge contracts	$40	$—	$40	$—	A	$—
Liabilities:
Current earn-out liabilities	$7	$—	$—	$7	C	$—
Net investment hedge contracts	$5	$—	$5	$—	A	$—
Foreign currency contracts	$24	$—	$24	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$25	$—	$—	$—	—	$25
Foreign currency contracts	$24	$—	$24	$—	A	$—
Net investment hedge contracts	$84	$—	$84	$—	A	$—
Liabilities:
Current earn-out liabilities	$4	$—	$—	$4	C	$—
Non-current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$32	$—	$32	$—	A	$—
_____________________________
1 Certain assets that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities and other assets and the fair values have been estimated using the net asset value of the Company's ownership interest in partners' capital. The Company’s redemption of its investments with the funds is governed by the partnership agreements and subject to approval from the general partners. With the exception of annual distributions in connection with the Company’s deemed tax liability, distributions from each fund will be received as the underlying investments of the funds are liquidated, the timing of which is unknown.

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2025	$4	$3
Reclassification	3	(3)
Balance at March 31, 2025	$7	$—

Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At March 31, 2025 and December 31, 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At March 31, 2025 and December 31, 2024, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At March 31, 2025 and December 31, 2024, the Company had no outstanding interest rate swaps or options.

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

At March 31, 2025, the following outstanding notional amounts related to foreign currency derivative contracts were outstanding and mature through March 2027:

(in millions)	Notional Amount*
Traded Currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
Euro	306	$331
U.S. Dollar	241	$241
Mexican Peso	4,097	$200
Polish Zloty	652	$168
Chinese Renminbi	666	$92
Swiss Franc	47	$53
Hungarian Forint	11,975	$32
Korean Won	15,887	$11

*Table above excludes non-significant traded currency with total notional amounts less than $10 million U.S. Dollar equivalent as of March 31, 2025.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At March 31, 2025 and December 31, 2024, the following cross-currency swap contracts were outstanding and mature through March 2029:

	Cross-currency swaps
(in millions)	March 31, 2025	December 31, 2024
U.S. Dollar to Euro:
Fixed receiving notional	$1,100	$1,100
Fixed paying notional	€976	€976
U.S. Dollar to Euro:
Fixed receiving notional	$500	$500
Fixed paying notional	€470	€470
U.S. Dollar to Japanese yen:
Fixed receiving notional	$100	$100
Fixed paying notional	¥12,724	¥12,724

In April 2025, the Company unwound $500 million of cross-currency swap contracts originally maturing in July 2027, resulting in a cash outflow of $2 million. The corresponding loss is expected to remain in accumulated other comprehensive income until the net investment is sold, completely liquidated or substantially liquidated. Concurrently, the Company executed a U.S. Dollar to Euro $500 million cross-currency swap contracts maturing in July 2028.

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

Fair Value of Derivative Instruments in the Balance Sheet

At March 31, 2025 and December 31, 2024, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2025	December 31, 2024	Location	March 31, 2025	December 31, 2024
Foreign currency	Prepayments and other current assets	$13	$18	Other current liabilities	$17	$23
Foreign currency	Other non-current assets	$2	$5	Other non-current liabilities	$3	$5
Net investment hedges	Other non-current assets	$40	$84	Other non-current liabilities	$5	$—
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$1	$1	Other current liabilities	$4	$4

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2025 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2025	December 31, 2024
Cash flow hedges:
Foreign currency	$(4)	$(7)	$(3)
Net investment hedges:
Cross-currency swaps	$35	$84	$—
Foreign currency-denominated debt	122	168	—
Total	$153	$245	$(3)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below. Certain prior period amounts have been revised and moved to these tables from the table disclosing gains recorded on derivatives not designated as hedging instruments.

	Three Months Ended March 31, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,515	$2,876	$315	$59
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$(2)	$(2)	$—

	Three Months Ended March 31, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,595	$2,951	$329	$(55)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$18
Gain (loss) reclassified from AOCI to income	$—	$—	$10	$—

The were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2025	2024
Cross-currency swaps	$(49)	$36
Foreign currency-denominated debt	$(46)	$24

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2025	2024
Cross-currency swaps	$6	$6

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives Not Designated as Hedges

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in immaterial amounts recorded in income for the three months ended March 31, 2025. After moving certain prior period amounts to the table disclosing gains and losses recorded on derivatives designated as hedging instruments, there were immaterial amounts recorded in income for derivatives not designated as hedges for the three months ended March 31, 2024.

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The Company expects to contribute a total of approximately $20 million into its defined benefit pension plans during 2025, of which $7 million has been contributed through the three months ended March 31, 2025. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits
(in millions)	2025		2024
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$3	$—	$3
Interest cost	1	5	1	5
Expected return on plan assets	(1)	(4)	(1)	(4)
Amortization of unrecognized loss	1	1	1	1
Net periodic benefit cost	$1	$5	$1	$5

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.

In December 2024, the Company entered into a second buy-in contract with an insurance company related to its U.K. pension plan (the first buy-in contract was entered into in 2019). Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2024, the U.K. pension plan had plan assets of $118 million, of which 83% were held by the insurance company and invested in insurance annuities. The remaining plan assets of 17% were held in cash and transferred to the insurance company in January 2025. The projected benefit obligation of the U.K. pension plan at December 31, 2024 was $98 million under U.S. GAAP. The U.K. pension plan was overfunded by $20 million and $18 million as of December 31, 2024, and 2023, respectively, under U.S. GAAP.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three months ended March 31, 2025 and 2024, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2024	3	2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.11 per share*)	—	—	—	(24)	—	(19)	(43)
Issuance for executive stock plan, net of tax	—	(21)	16	—	—	—	(5)
Issuance of restricted stock, net of tax	—	(32)	33	—	—	—	1
Net earnings	—	—	—	157	—	14	171
Other comprehensive income	—	—	—	—	59	1	60
Balance, March 31, 2025	$3	$2,621	$(2,488)	$6,545	$(961)	$170	$5,890

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2023	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.11 per share*)	—	—	—	(25)	—	(47)	(72)
Issuance for executive stock plan, net of tax	—	(25)	21	—	—	—	(4)
Issuance of restricted stock, net of tax	—	(32)	31	—	—	—	(1)
Purchase of treasury stock	—	—	(100)	—	—	—	(100)
Net earnings	—	—	—	206	—	15	221
Other comprehensive loss	—	—	—	—	(55)	(5)	(60)
Spin-Off of PHINIA	—	—	—	(8)	—	—	(8)
Balance, March 31, 2024	$3	$2,632	$(2,236)	$6,325	$(883)	$201	$6,042
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024. Certain prior period amounts have been updated to reflect the gains and losses on hedge instruments that were reclassified to the income statement.

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive (loss) income before reclassifications	35	(1)	(2)	32
Income taxes associated with comprehensive (loss) income before reclassifications	24	—	1	25
Reclassification from accumulated other comprehensive (loss) income	—	4	(2)	2
Ending balance, March 31, 2025	$(823)	$(6)	$(132)	$(961)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive (loss) income before reclassifications	(52)	18	6	(28)
Income taxes associated with comprehensive (loss) income before reclassifications	(14)	—	—	(14)
Reclassification from accumulated other comprehensive (loss) income	—	(10)	(2)	(12)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, March 31, 2024	$(785)	$36	$(134)	$(883)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether the Company will ultimately be successful in any of these commercial and legal matters or what the impact might be. The Company does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows as the ultimate resolutions of these matters are inherently unpredictable.

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of March 31, 2025, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of March 31, 2025 and December 31, 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million as of both March 31, 2025 and December 31, 2024, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2025, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of March 31, 2025.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.4 million and 1.2 million performance share units excluded from the computation of the diluted earnings for the three months ended March 31, 2025 and 2024, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Basic earnings per share:
Net earnings from continuing operations	$157	$213
Weighted average shares of common stock outstanding	217.2	227.7
Basic earnings per share of common stock	$0.72	$0.94

Diluted earnings per share:
Net earnings from continuing operations	$157	$213
Weighted average shares of common stock outstanding	217.2	227.7
Effect of stock-based compensation	0.9	0.6
Weighted average shares of common stock outstanding including dilutive shares	218.1	228.3
Diluted earnings per share of common stock	$0.72	$0.93

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

As further described in Note 3, “Acquisitions and Dispositions,” in February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. As of March 31, 2025, this plan did not result in a change to the Company’s reportable segments.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income for the Company’s reportable segments adjusted to exclude restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reportable segments.

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Three Months Ended March 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$1,454	$1,356	$555	$150	$—	$3,515
Net sales - inter-segment	—	5	6	—	(11)	—
Net sales	$1,454	$1,361	$561	$150	$(11)	$3,515

Cost of sales	1,151	1,079	492	150
Selling, general and administrative expenses - R&D, net	41	29	99	11
Selling, general and administrative expenses - Other	27	10	14	11
Other segment items[1]	—	—	(1)	—

Segment Adjusted Operating Income (Loss)	$235	$243	$(43)	$(22)

	Three Months Ended March 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$1,572	$1,416	$430	$177	$—	$3,595
Net sales - inter-segment	2	3	6	—	(11)	—
Net sales	$1,574	$1,419	$436	$177	$(11)	$3,595

Cost of sales	1,275	1,124	386	171
Selling, general and administrative expenses - R&D, net	42	32	100	12
Selling, general and administrative expenses - Other	28	9	13	11
Other segment items[1]	1	1	(1)	(2)

Segment Adjusted Operating Income (Loss)	$228	$253	$(62)	$(15)
_______________

[1] Other segment items include other income and expenses to derive at segment adjusted operating income.
Segment Adjusted Operating Income (Loss)

	Three Months Ended March 31,
(in millions)	2025	2024
Turbos & Thermal Technologies	$235	$228
Drivetrain & Morse Systems	243	253
PowerDrive Systems	(43)	(62)
Battery & Charging Systems	(22)	(15)
Segment Adjusted Operating Income	413	404
Corporate, including stock-based compensation	61	65
Impairment charges	39	—
Restructuring expense (Note 5)	31	19
Costs to exit charging business	26	—
Intangible asset amortization expense	17	17
Merger and acquisition expense, net	2	2
Loss on sale of businesses	1	—
Adjustments associated with Spin-Off related balances	(3)	—
Other non-comparable items	2	6
Equity in affiliates’ earnings, net of tax	(10)	(5)
Unrealized and realized loss on equity and debt securities	—	2
Interest expense, net	12	5
Other postretirement expense	3	3
Earnings from continuing operations before income taxes and noncontrolling interest	$232	$290

Segment information

	Depreciation and amortization		Long-lived asset expenditures[1]		Total assets
(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	March 31, 2025	December 31, 2024
Turbos & Thermal Technologies	$40	$43	$41	$40	$3,882	$3,693
Drivetrain & Morse Systems	49	52	24	35	3,949	3,872
PowerDrive Systems	43	36	44	88	2,873	2,792
Battery & Charging Systems	16	12	8	22	1,006	1,082
Total	148	143	117	185	11,710	11,439
Corporate[2]	7	7	2	5	2,120	2,554
Consolidated	$155	$150	$119	$190	$13,830	$13,993
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$171	$221
Net loss from discontinued operations	—	(7)
Net earnings from continuing operations	171	228
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and tooling amortization	138	133
Intangible asset amortization	17	17
Restructuring expense, net of cash paid	21	13
Stock-based compensation expense	14	18
Impairment charges	39	—
Costs to exit charging business	26	—
Loss on sale of businesses	1	—
Deferred income tax benefit	(24)	(9)
Unrealized and realized loss on equity and debt securities	—	2
Other non-cash adjustments	1	(19)
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities from continuing operations	233	155
Retirement plan contributions	(7)	(4)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(255)	(229)
Inventories	61	(40)
Prepayments and other current assets	4	(9)
Accounts payable and accrued expenses	(141)	(211)
Prepaid taxes and income taxes payable	(1)	(42)
Other assets and liabilities	17	34
Net cash provided by (used in) operating activities from continuing operations	$82	$(118)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$49	$31
Income taxes, net of refunds	$83	$93

	Balance as of:
Non-cash investing transactions:	March 31, 2025	December 31, 2024
Period end accounts payable related to property, plant and equipment purchases	$60	$111

NOTE 24 DISCONTINUED OPERATIONS

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA have continued to provide certain services to each other following the Spin-Off such as information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. During the three months ended March 31, 2025, there were no activities related to those services. During the three months ended March 31, 2024, the Company provided services at a cost of $4 million to PHINIA and PHINIA provided services at a cost of $1 million to the Company.

The Company incurred an expense of $7 million, net of income taxes related to the Spin-Off during the three months ended March 31, 2024. These costs are reflected within Net loss from discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which substantially concluded as of December 31, 2024.

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the three months ended March 31, 2025 and 2024, the Company’s eProducts revenue was approximately $637 million and $506 million respectively, or 18% and 14% of its total revenue, respectively.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of March 31, 2025, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Condensed Consolidated Balance Sheet. Because the Company is unable to predict the timing of collection of these VAT refunds from PHINIA or the applicable governmental agencies, the Company has not included these amounts in its 2025 free cash flow guidance.

Portfolio Actions

In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. The exit is expected to be substantially completed during the second quarter of 2025. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. This action is expected to create a more focused portfolio and eliminate approximately $30 million of annualized adjusted operating losses by 2026. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information.

The Company also made the decision to consolidate its North American battery systems business, which is expected to align the business’ cost structure to current market dynamics. This action is expected to result in annual cost savings of approximately $20 million by 2026.

Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 3, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Part 1, Item 1 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition, termination or other changes in tariffs (including retaliatory tariffs), the commencement or termination of consumer tax incentives, such as EV tax credits, and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on our sales. During the three months ended March 31, 2025, the Company recorded $6 million of tariff expense incurred but not recovered. The weighted average market production, as estimated by the Company for the three months ended March 31, 2025, was down approximately 4% from the three months ended March 31, 2024. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Commodities and Other Inflationary Impacts. During 2024, prices for commodities showed a lower level of volatility in comparison to what the Company had experienced from the beginning of 2021. At the same time, many economies, including the United States, are still experiencing elevated levels of inflation, which continues to put pressure on other input costs (e.g., labor, energy, other materials). The Company expects commodities and other costs to be relatively flat in 2025. However, the Company expects greater uncertainty and volatility in commodities and other costs as a result of the imposition of tariffs and retaliatory tariffs by the United States and other countries in 2025, which could cause actual costs to be materially higher than expected.

Outlook

The Company expects global industry production to decrease year-over-year in 2025. However, the Company expects net new business-related sales growth and cost recovery actions to mitigate the impact of the change in industry production outlook. As a result, the Company expects sales to be flat to down modestly in 2025, excluding the impact of foreign currencies. While the outlook incorporates tariffs known as of the date of this filing, to the extent current tariffs and retaliatory tariffs by the United States and other countries change, industry production and demand for the Company’s products could decrease, which could adversely impact the Company’s 2025 sales outlook.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

The following table presents a summary of our operating results:

	Three Months Ended March 31,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,454	41.4%	$1,574	43.8%
Drivetrain & Morse Systems	1,361	38.7	1,419	39.5
PowerDrive Systems	561	16.0	436	12.1
Battery & Charging Systems	150	4.3	177	4.9
Inter-segment eliminations	(11)	(0.3)	(11)	(0.3)
Total net sales	3,515	100.0	3,595	100.0
Cost of sales	2,876	81.8	2,951	82.1
Gross profit	639	18.2	644	17.9
Selling, general and administrative expenses - R&D, net	182	5.2	187	5.2
Selling, general and administrative expenses - Other	133	3.8	142	3.9
Restructuring expense	31	0.9	19	0.5
Other operating expense, net	17	0.5	1	—
Impairment charges	39	1.1	—	—
Operating income	237	6.7	295	8.2
Equity in affiliates’ earnings, net of tax	(10)	(0.3)	(5)	(0.1)
Unrealized loss on equity and debt securities	—	—	2	0.1
Interest expense, net	12	0.3	5	0.1
Other postretirement expense	3	0.1	3	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	232	6.6	290	8.1
Provision for income taxes	61	1.7	62	1.7
Net earnings from continuing operations	171	4.9	228	6.3
Net loss from discontinued operations	—	—	(7)	(0.2)
Net earnings	171	4.9	221	6.1
Net earnings from continuing operations attributable to noncontrolling interest	14	0.4	15	0.4
Net earnings attributable to BorgWarner Inc.	$157	4.5%	$206	5.7%
Earnings per share from continuing operations — diluted	$0.72		$0.93

Net sales
Net sales for the three months ended March 31, 2025 totaled $3,515 million, a decrease of $80 million, or 2%, compared to the three months ended March 31, 2024. The change in net sales for the three months ended March 31, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $85 million, primarily due to the weakening of the Euro, Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business increased sales by approximately $5 million primarily due to higher eProduct sales. The weighted average market production as estimated by the Company was down approximately 4% from the three months ended March 31, 2024.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,876 million and 81.8%, respectively, during the three months ended March 31, 2025, compared to $2,951 million and 82.1%, respectively, during the three months ended March 31, 2024. The change in cost of sales for the three months ended March 31, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $69 million, primarily due to the weakening of the Euro, Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Purchasing savings, partially offset by higher sales volume, mix and net new business, decreased cost of sales by approximately $13 million.
•Tariff expense incurred but not recovered increased cost of sales by approximately $6 million.

Gross profit and gross margin were $639 million and 18.2%, respectively, during the three months ended March 31, 2025, compared to $644 million and 17.9%, respectively, during the three months ended March 31, 2024. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended March 31, 2025 was $315 million as compared to $329 million for the three months ended March 31, 2024. SG&A as a percentage of net sales was 9.0% and 9.2% for the three months ended March 31, 2025 and 2024, respectively. The change in SG&A was primarily attributable to:

•Employee-related costs decreased by $16 million primarily related to incentive compensation.
•Research and Development (“R&D”) costs decreased by $5 million. R&D costs, net of customer reimbursements, were 5.2% of net sales for the three months ended March 31, 2025 and 2024.

Restructuring expense was $31 million and $19 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended March 31, 2025 and 2024, the Company recorded $8 million and $19 million, respectively, of restructuring costs related to this plan. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to increased market volatility, which could include realignment of the segment’s manufacturing footprint. During the three months ended March 31, 2025, the Company recorded $16 million of restructuring charges related to this plan. The resulting annual cost savings related to this plan are expected to be approximately $100 million by 2026.

During the three months ended March 31, 2025, the Company recorded $7 million of restructuring costs for individually approved restructuring actions that primarily related to the consolidation of the North American battery systems business footprint and the exit of its charging business as more fully described in Note 3, “Acquisitions and Dispositions.”

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating expense, net was expense of $17 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company recorded charges of $19 million related to the planned exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Impairment charges was $39 million for the three months ended March 31, 2025. The Company recorded impairments of intangible assets, goodwill and fixed assets related to the planned exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Equity in affiliates’ earnings, net of tax was $10 million and $5 million for the three months ended March 31, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on equity and debt securities was $2 million for the three months ended March 31, 2024, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value.

Interest expense, net was $12 million and $5 million for the three months ended March 31, 2025 and 2024, respectively. This increase was primarily due to higher debt levels following the Company’s $1 billion notes issuance in August 2024.

Provision for income taxes was $61 million for the three months ended March 31, 2025, resulting in an effective rate of 26%. This is compared to $62 million, or an effective rate of 21%, for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $3 million related to the exit of the charging business and a discrete tax expense of $2 million related to various changes in filing positions for prior years. During the three months ended March 31, 2024, the Company recorded a discrete tax benefit of $1 million related to various changes in filing positions for prior years.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.72 and $0.93 for the three months ended March 31, 2025 and 2024, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended March 31,
Non-comparable items:	2025	2024
Impairment charges	$(0.15)	$—
Restructuring expense	(0.11)	(0.06)
Costs to exit charging business	(0.11)	—
Merger and acquisition expense, net	(0.01)	(0.01)
Unrealized and realized loss on equity and debt securities	—	(0.01)
Adjustments associated with Spin-Off related balances	0.01	—
Tax adjustments	(0.01)	—
Other non-comparable items	(0.01)	(0.02)
Total impact of non-comparable items per share - diluted	$(0.39)	$(0.10)

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,454	$235	16.2%	$1,574	$228	14.5%
Drivetrain & Morse Systems	1,361	243	17.9%	1,419	253	17.8%
PowerDrive Systems	561	(43)	(7.7)%	436	(62)	(14.2)%
Battery & Charging Systems	150	(22)	(14.7)%	177	(15)	(8.5)%
Inter-segment eliminations	(11)	—		(11)	—
Totals for reportable segments	$3,515	$413		$3,595	$404

The Turbos & Thermal Technologies segment’s net sales decreased $120 million, or 8%, and Segment Adjusted Operating Income increased $7 million from the three months ended March 31, 2024. The decrease in net sales was primarily due to a $76 million decline in weighted average market production and $44 million due to a weakening in the Euro, Brazilian Real and Korean Won, in each case relative to the U.S. Dollar, partially offset by high voltage heater growth in Europe. Segment Adjusted Operating Margin was 16.2% for the three months ended March 31, 2025, compared to 14.5% during the three months ended March 31, 2024. The Segment Adjusted Operating Income increased primarily due to supply chain savings, manufacturing efficiencies and restructuring savings.

The Drivetrain & Morse Systems segment’s net sales decreased $58 million, or 4%, and Segment Adjusted Operating Income decreased $10 million from the three months ended March 31, 2024. The decrease in net sales was primarily due to a $33 million decline in weighted average market production and $25 million due to a weakening in the Korean Won and Euro, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was 17.9% for the three months ended March 31, 2025, compared to 17.8% during the three months ended March 31, 2024. The Segment Adjusted Operating Income decreased primarily due to lower sales and reduced customer recoveries, partially offset by supply chain savings and manufacturing efficiencies.

The PowerDrive Systems segment’s net sales increased $125 million, or 29%, and Segment Adjusted Operating Loss decreased $19 million from the three months ended March 31, 2024. The increase in net sales was primarily due to a $137 million increase driven by strong eProducts growth across all regions and offset by a $12 million decrease due to a weakening in the Korean Won and Euro, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was (7.7)% for the three months ended March 31, 2025, compared to (14.2)% during the three months ended March 31, 2024. The Segment Adjusted Operating Loss decreased primarily due to higher sales, supply chain and restructuring savings.

The Battery & Charging Systems segment’s net sales decreased $27 million, or 15%, and Segment Adjusted Operating Loss increased $7 million from the three months ended March 31, 2024. The decrease in net sales was primarily due to a $14 million decrease driven by lower battery cell prices and $4 million due to a weakening in the Euro relative to the U.S. Dollar. Additionally, normal customer commodity pass-through arrangements decreased net sales by $9 million. Segment Adjusted Operating Margin was (14.7)% for the three months ended March 31, 2025, compared to (8.5)% during the three months ended March 31, 2024. The Segment Adjusted Operating Loss increased primarily due to lower sales and higher depreciation costs.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of March 31, 2025, the Company had liquidity of $3,707 million, comprised of cash, cash equivalent and restricted cash balances of $1,707 million and an undrawn multi-currency revolving credit facility of $2,000 million.

The Company was in full compliance with its covenants under the revolving credit facility and had full access to the undrawn amount under the revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of March 31, 2025, cash balances of $987 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company’s $2.0 billion multi-currency revolving credit facility includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2025. At March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2025 and December 31, 2024.

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

On February 6, 2025 and April 30, 2025, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividend declared in the first quarter was paid on March 17, 2025, and the dividend declared in the second quarter will be paid on June 16, 2025.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Standard & Poor’s, Moody’s and Fitch is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Three Months Ended March 31,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$171	$228
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and tooling amortization	138	133
Intangible asset amortization	17	17
Restructuring expense, net of cash paid	21	13
Stock-based compensation expense	14	18
Loss on sale of businesses	1	—
Impairment charges	39	—
Costs to exit charging business	26	—
Deferred income tax benefit	(24)	(9)
Unrealized and realized loss on equity and debt securities	—	2
Other non-cash adjustments	1	(19)
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities from continuing operations	233	155
Retirement plan contributions	(7)	(4)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(255)	(229)
Inventories	61	(40)
Accounts payable and accrued expenses	(141)	(211)
Other assets and liabilities	20	(17)
Net cash provided by (used in) operating activities from continuing operations	$82	$(118)

Net cash provided by operating activities was $82 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $118 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 was primarily due to higher net earnings adjusted for non-cash charges and changes in working capital.

Investing Activities

	Three Months Ended March 31,
(in millions)	2025	2024
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(119)	$(190)
Customer advances related to capital expenditures	2	—
Proceeds from settlement of net investment hedges, net	12	12
Proceeds from the sale of business, net	—	3
Proceeds from asset disposals and other, net	11	—
Net cash used in investing activities from continuing operations	$(94)	$(175)

Net cash used in investing activities was $94 million during the first three months of 2025 compared to $175 million during the first three months of 2024. As a percentage of sales, capital expenditures were 3.4% and 5.3% for the three months ended March 31, 2025 and 2024, respectively. The year-over-year reduction in capital expenditures was primarily due to lower eProduct investments.

Financing Activities

	Three Months Ended March 31,
(in millions)	2025	2024
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments of notes payable	$(5)	$—
Repayments of debt, including current portion	(346)	(12)
Payments for purchase of treasury stock	—	(100)
Payments for stock-based compensation items	(18)	(23)
Dividends paid to BorgWarner stockholders	(24)	(25)
Dividends paid to noncontrolling stockholders	(4)	(23)
Net cash used in financing activities from continuing operations	$(397)	$(183)

Net cash used in financing activities was $397 million during the first three months of 2025 compared to net cash used in financing activities of $183 million during the first three months of 2024. Net cash used in financing activities during the three months ended March 31, 2025 was primarily related to $346 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025, and $24 million in dividends paid to the Company’s stockholders.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether the Company will ultimately be successful in any of these commercial and legal matters or what the impact might be. The Company does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows as the ultimate resolutions of these matters are inherently unpredictable.

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of March 31, 2025, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of March 31, 2025 and December 31, 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Item 1 of this report for further details and information respecting to the Company’s environmental liability.

New Accounting Pronouncements

Refer to Note 2, “New Accounting Pronouncements,” to the Condensed Consolidated Financial Statements in Item 1 of this report for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning the Company’s exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Japanese Yen, Korean Won, Mexican Peso, Swiss Franc and Thai Baht. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of March 31, 2025 and December 31, 2024, the Company recorded a deferred gain of $153 million and $245 million, respectively, both before taxes, for designated cash flow and net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments, including the impact of the cash flow and net investment hedges discussed above, during the three months ended March 31, 2025 and 2024 are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended March 31, 2025
Euro	5%	$28
Chinese Renminbi	1%	$7
Brazilian Real	8%	$6
British Pound	3%	$6

(in millions, except for percentages)	Three Months Ended March 31, 2024
Euro	(2)%	$(35)
Chinese Renminbi	(2)%	$(29)
Korean Won	(4)%	$(5)

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

Item 1A. Risk Factors

During the three months ended March 31, 2025, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2024, except as described below:

Risks related to our business

The risk factor disclosed in the Company's Annual Report on the Form 10-K for the year ended December 31, 2024 titled “Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.” is replaced with the following risk factor:

Changes in administrative policy on the part of the U.S. or other countries, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.

In 2025, the U.S. announced significant tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico and China. To the extent the tariffs announced to date or announced in the future become effective and are maintained, these tariffs would likely increase the cost of raw materials and components we purchase. The imposition of tariffs by the U.S. has resulted in retaliatory tariffs from other countries, including China, which would increase the cost of products we sell. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty with respect to trade policies and government regulations affecting international trade. Tariffs or retaliatory tariffs announced to date or announced in the future, current trade tensions, any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments, shifts in U.S. or international trade policies or related uncertainties affecting the conduct of business and consumer spending could adversely impact our supply chain, increase costs of components and materials and reduce demand for our products, directly or indirectly due to negative effects on our customers, the U.S. economy, the economies of other countries in which we operate or the global economy, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the duration and scope of these potential effects are unknown. Although there are steps that we may take that could mitigate these effects to some extent, there is no assurance that we will succeed in implementing them.

In 2024, the Company imported approximately $875 million in value to the U.S. Approximately 55% of that value originated in Mexico, approximately 10% originated in Canada, approximately 10% originated in South Korea and approximately 5% originated in each of Malaysia, Germany and China.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization expires on December 31, 2027. As of March 31, 2025, the Company had repurchased $300 million of common stock under this authorization, excluding any related fees and taxes. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.
The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2025 - January 31, 2025
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	7,909	$32.06	—
February 1, 2025 - February 28, 2025
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	589,945	$30.40	—
March 1, 2025 - March 31, 2025
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	2,122	$29.77	—

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1†	Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement - U.S. Employees.*

Exhibit 10.2†	Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 10.3†	Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: May 7, 2025