Form 10-Q
period 2025-06-30
BORGWARNER INC
filed 2025-07-31
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 25, 2025, the registrant had 216,392,876 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2025

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, commodity availability and pricing and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; impacts of our exit of the charging business; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the uncertainty surrounding global trade policies, including tariffs and export restrictions, and their impacts on the Company, its customers and suppliers in which the Company operates; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Cash, cash equivalents and restricted cash	$2,041	$2,094
Receivables, net	3,198	2,843
Inventories	1,216	1,251
Prepayments and other current assets	323	333
Total current assets	6,778	6,521

Property, plant and equipment, net	3,602	3,575
Investments and long-term receivables	367	356
Goodwill	2,467	2,357
Other intangible assets, net	430	474
Other non-current assets	755	710
Total assets	$14,399	$13,993

LIABILITIES AND EQUITY
Short-term debt	$6	$398
Accounts payable	2,093	2,032
Other current liabilities	1,253	1,216
Total current liabilities	3,352	3,646

Long-term debt	3,901	3,763
Retirement-related liabilities	148	137
Other non-current liabilities	929	741
Total liabilities	8,330	8,287

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,640	2,674
Retained earnings	6,745	6,412
Accumulated other comprehensive loss	(868)	(1,020)
Common stock held in treasury, at cost	(2,597)	(2,537)
Total BorgWarner Inc. stockholders’ equity	5,923	5,532
Noncontrolling interest	146	174
Total equity	6,069	5,706
Total liabilities and equity	$14,399	$13,993

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$3,638	$3,603	$7,153	$7,198
Cost of sales	2,998	2,918	5,874	5,869
Gross profit	640	685	1,279	1,329

Selling, general and administrative expenses	317	341	632	670
Restructuring expense	17	25	48	44
Other operating expense, net	14	22	31	23
Impairment charges	3	—	42	—
Operating income	289	297	526	592

Equity in affiliates’ earnings, net of tax	(8)	(12)	(18)	(17)
Unrealized (gain) loss on equity securities	(1)	—	(1)	2
Interest expense, net	12	8	24	13
Other postretirement expense	2	3	5	6
Earnings from continuing operations before income taxes and noncontrolling interest	284	298	516	588

Provision (benefit) for income taxes	52	(31)	113	31
Net earnings from continuing operations	232	329	403	557
Net loss from discontinued operations	—	(12)	—	(19)
Net earnings	232	317	403	538
Net earnings from continuing operations attributable to noncontrolling interest	8	14	22	29
Net earnings attributable to BorgWarner Inc.	$224	$303	$381	$509

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$224	$315	$381	$528
Net loss from discontinued operations	—	(12)	—	(19)
Net earnings attributable to BorgWarner Inc.	$224	$303	$381	$509

Earnings per share from continuing operations — basic	$1.04	$1.39	$1.76	$2.33
Loss per share from discontinued operations — basic	—	(0.05)	—	(0.08)
Earnings per share attributable to BorgWarner Inc. — basic	$1.04	$1.34	$1.76	$2.25

Earnings per share from continuing operations — diluted	$1.03	$1.39	$1.75	$2.32
Loss per share from discontinued operations — diluted	—	(0.05)	—	(0.08)
Earnings per share attributable to BorgWarner Inc. — diluted	$1.03	$1.34	$1.75	$2.24

Weighted average shares outstanding:
Basic	216.3	226.1	216.7	227.0
Diluted	218.2	227.2	218.1	227.9

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earnings attributable to BorgWarner Inc.	$224	$303	$381	$509

Other comprehensive income (loss)
Foreign currency translation adjustments	103	(31)	162	(97)
Cash flow hedges[1]	(6)	(26)	(3)	(18)
Postretirement defined benefit plans[1]	(4)	2	(7)	5
Total other comprehensive income (loss) attributable to BorgWarner Inc.	93	(55)	152	(110)

Comprehensive income attributable to BorgWarner Inc.[1]	317	248	533	399

Net earnings from continuing operations attributable to noncontrolling interest	8	14	22	29
Other comprehensive income (loss) attributable to noncontrolling interest[1]	6	(3)	7	(8)
Comprehensive income	$331	$259	$562	$420
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities of continuing operations (see Note 23)	$661	$344
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(196)	(355)
Customer advances related to capital expenditures	7	—
Proceeds from settlement of net investment hedges, net	8	36
Payments for investments in equity securities, net	—	(4)
Proceeds from the sale of business, net	7	8
Proceeds from asset disposals and other, net	16	2
Net cash used in investing activities from continuing operations	(158)	(313)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments of notes payable	(5)	—
Additions to debt	—	2
Repayments of debt, including current portion	(403)	(15)
Payments for purchase of treasury stock	(108)	(100)
Payments for stock-based compensation items	(18)	(23)
Payments for contingent consideration	(4)	(1)
Dividends paid to BorgWarner stockholders	(48)	(50)
Dividends paid to noncontrolling stockholders	(20)	(55)
Net cash used in financing activities from continuing operations	(606)	(242)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	—	(18)
Net cash used in discontinued operations	—	(18)
Effect of exchange rate changes on cash	50	(17)
Net decrease in cash, cash equivalents and restricted cash	(53)	(246)
Cash and cash equivalents at beginning of year	2,094	1,534
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,041	$1,288

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the year ended December 31, 2024. In accordance with ASC Topic 230, the payments made in 2024 were classified as financing activities in the Company’s Condensed Consolidated Statement of Cash Flows, as they occurred more than three months after the acquisition closing date. During the three months ended March 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price is payable before December 31, 2025 and was recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024.

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024, as well as the retention of key employees during the same time period. During the year ended December 31, 2024, the Company paid ¥10 million ($1 million) of earn-out related amounts. During the three months ended June 30, 2025, the Company paid the remaining earn-out of approximately ¥10 million ($2 million).

As described further below, in February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment, which included SSE.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthened the Company’s power electronics capabilities in auxiliary inverters, which has helped to accelerate the growth of its High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the three months ended June 30, 2025, the Company paid ₣2 million ($2 million) of earn-out related amounts. As of June 30, 2025, the Company’s estimate of the remaining earn-out payments was approximately ₣2 million ($3 million), which is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

Dispositions

Exit of Charging Business

In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. Production operations ceased during the second quarter of 2025.

The majority of the charging business relates to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. The SSE business sale closed in the second quarter of 2025 with proceeds totaling approximately $7 million. During the three and six months ended June 30, 2025, the Company recorded charges of $3 million and $22 million, respectively, related to the loss on the sale of the SSE business. The other locations within the charging business have ceased operations and do not meet the criteria to be reported as held-for-sale as of June 30, 2025. The Company’s exit of its charging business did not meet the criteria for presentation as a discontinued operation.

During the three and six months ended June 30, 2025, the Company recorded charges of $6 million and $32 million, respectively, related to the exit of its charging business within the Battery & Charging Systems reportable segment, respectively. These charges primarily included the previously mentioned $22 million loss on the sale of the SSE business during the six months ended June 30, 2025 which was recorded in Other operating expense, net, and the write off of $9 million of inventory during the six months ended June 30, 2025, which was recorded in Cost of sales. In addition, the Company recorded charges totaling $39 million during the six months ended June 30, 2025, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million, and $4 million, respectively. Refer to Note 11, “Goodwill And Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million at June 30, 2025 and December 31, 2024 for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $11 million and $38 million at June 30, 2025 and $13 million and $29 million at December 31, 2024, respectively. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of June 30, 2025 and December 31, 2024, the Company recorded customer incentive payments of $18 million and $22 million, respectively, in Prepayments and other current assets, and $10 million and $23 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets. The Company evaluates the amounts capitalized each period end for recoverability and writes off any amounts that are no longer expected to be recovered over the term of the business arrangement. During the three and six months ended June 30, 2025, the Company wrote off a $7 million customer incentive asset.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foundational products	$2,980	$3,027	$5,858	$6,116
eProducts	658	576	1,295	1,082
Total	$3,638	$3,603	$7,153	$7,198

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

	Three Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$356	$531	$68	$47	$1,002
Europe	746	331	176	107	1,360
Asia	311	562	331	—	1,204
Other	67	—	—	5	72
Total	$1,480	$1,424	$575	$159	$3,638

	Three Months Ended June 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$371	$529	$92	$56	$1,048
Europe	775	335	128	121	1,359
Asia	318	576	235	5	1,134
Other	51	—	—	11	62
Total	$1,515	$1,440	$455	$193	$3,603

	Six Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$708	$1,018	$151	$94	$1,971
Europe	1,483	656	335	203	2,677
Asia	613	1,106	644	3	2,366
Other	130	—	—	9	139
Total	$2,934	$2,780	$1,130	$309	$7,153

	Six Months Ended June 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$776	$1,039	$144	$102	$2,061
Europe	1,594	689	247	244	2,774
Asia	615	1,128	494	10	2,247
Other	102	—	—	14	116
Total	$3,087	$2,856	$885	$370	$7,198

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$8	$1	$1	$3	$—	$13
Other	2	—	—	2	—	4
Total restructuring expense	$10	$1	$1	$5	$—	$17

	Three Months Ended June 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$4	$1	$10	$1	$1	$17
Other	4	—	4	—	—	8
Total restructuring expense	$8	$1	$14	$1	$1	$25

	Six Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$13	$1	$9	$9	$1	$33
Other	4	1	8	2	—	15
Total restructuring expense	$17	$2	$17	$11	$1	$48

	Six Months Ended June 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$9	$9	$10	$1	$1	$30
Other	6	1	7	—	—	14
Total restructuring expense	$15	$10	$17	$1	$1	$44

The following tables display rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2025	$39	$5	$44
Restructuring expense, net	33	15	48
Cash payments	(42)	(8)	(50)
Foreign currency translation adjustment and other	2	—	2
Balance at June 30, 2025	32	12	44
Less: Non-current restructuring liability	7	—	7
Current restructuring liability at June 30, 2025	$25	$12	$37

2024 Structural Cost Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three and six months ended June 30, 2025, the Company recorded $1 million and $17 million, respectively, of restructuring charges related to this plan. During the three and six months ended June 30, 2024, the Company recorded $10 million of restructuring charges related to this plan. Cumulatively, the Company has incurred $30 million of restructuring charges related to this plan.

2023 Structural Cost Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the six months ended June 30, 2025, the Company recorded $8 million of restructuring costs related to this plan. During the three and six months ended June 30, 2024, the Company recorded $15 million and $34 million, respectively, of restructuring charges related to this plan. Cumulatively, the Company has incurred $148 million of restructuring charges related to this plan. The actions under this plan are complete.

During the three and six months ended June 30, 2025, the Company recorded $16 million and $23 million, respectively, of restructuring costs for individually approved restructuring actions, as more fully described below.

There have been no changes in previously initiated plans that have resulted (or are expected to result) in a material change to the Company’s restructuring costs.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and six months ended June 30, 2025 and 2024, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Cost Plan
•During the six months ended June 30, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and China.

•During the three and six months ended June 30, 2024, the segment recorded $8 million and $15 million, respectively, of restructuring costs under this plan. These costs primarily related to $9 million of employee termination benefits and $6 million of professional fees and equipment relocation costs for facilities in Europe and China.

Other Actions
•During the three and six months ended June 30, 2025, the Company recorded $10 million of restructuring costs for individually approved restructuring actions. These costs primarily related to $8 million of employee termination benefits and $2 million of contractual settlement for facilities in Europe and China.

Drivetrain & Morse Systems
2023 Structural Cost Plan
•During the three and six months ended June 30, 2024, the segment recorded $1 million and $10 million, respectively, of restructuring costs under this plan. These costs primarily related to $9 million of employee termination benefits for facilities in Europe and the U.S.

PowerDrive Systems
2024 Structural Cost Plan
•During the three and six months ended June 30, 2025, the segment recorded $1 million and $17 million, respectively, of restructuring costs under this plan. These costs primarily related to $9 million of employee termination benefits and $8 million of equipment relocation costs for facilities in the U.S., Asia and Europe.

•During the three and six months ended June 30, 2024, the segment recorded $10 million of restructuring costs under this plan, primarily related to employee termination benefits.

2023 Structural Cost Plan
•During the three and six months ended June 30, 2024, the segment recorded $4 million and $7 million, respectively, of restructuring costs under this plan, primarily related to contract cancellations and equipment relocation costs.

Battery & Charging Systems
•During the three and six months ended June 30, 2025, the segment recorded $5 million and $11 million, respectively, of individually approved restructuring costs. These costs primarily related to $9 million of employee termination benefits for facilities in the U.S and China, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business. Refer to Note 3, “Acquisitions and Dispositions” for more information.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross R&D expenditures	$207	$220	$403	$438
Customer reimbursements	(25)	(31)	(39)	(62)
Net R&D expenditures	$182	$189	$364	$376

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Costs to exit charging business	$4	$—	$23	$—
Chief Executive Officer ("CEO") transition compensation	6	—	6	—
Loss on sale of assets	5	—	5	—
Merger and acquisition expense, net	—	—	2	5
Loss (gain) on sale of businesses	—	—	1	(3)
Adjustments associated with Spin-Off related balances	2	11	(1)	11
Commercial contract settlement	—	15	—	15
Other income, net	(3)	(4)	(5)	(5)
Other operating expense, net	$14	$22	$31	$23

Costs to exit charging business: During the three and six months ended June 30, 2025, the Company recorded charges of $4 million and $23 million, respectively, related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” and Note 11, “Goodwill And Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

Chief Executive Officer ("CEO") transition compensation: During the three months ended June 30, 2025, the Company recorded charges of $6 million related to duplicative compensation.

Loss on sale of assets: During the three months ended June 30, 2025, the Company recorded a loss of $5 million related to the sale of equipment from a closed facility in North America.

Merger and acquisition expense, net: During the six months ended June 30, 2025, the Company recorded merger and acquisition expense, net of $2 million, primarily related to professional fees associated with specific acquisition initiatives. During the six months ended June 30, 2024, the Company recorded merger and acquisition expense, net of $5 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

Adjustments associated with Spin-Off related balances: During the three and six months ended June 30, 2025, the Company recorded expense of $2 million and income of $1 million, respectively, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA. During the three and six months ended June 30, 2024, the Company recorded $11 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Commercial contract settlement: During the three months ended June 30, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its 2023 acquisition of the electric hybrid systems business segment of Eldor Corporation.

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

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 18% and (10)%, respectively. During the three months ended June 30, 2025, the Company recorded a discrete tax benefit of $6 million related to various changes in filing positions for prior years and a discrete tax benefit of $3 million related to the exit of the charging business. During the three months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances.

The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 22% and 5%, respectively. During the six months ended June 30, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $6 million related to the exit of the charging business and a discrete tax benefit of $4 million related to various changes in filing positions for prior years. During the six months ended June 30, 2024, a discrete tax benefit of $89 million was recorded related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances.

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

The One Big Beautiful Bill Act (the “Bill”) was enacted on July 4, 2025, and focuses on extending and enhancing several business-friendly tax measures originally introduced in the 2017 Tax Cuts and Jobs Act. Notably, the Bill restores 100% bonus depreciation for qualified property placed in service after January 19, 2025, allowing businesses to fully expense capital investments immediately. Additionally, the Bill suspends the requirement to capitalize and amortize domestic research and experimental (“R&E”) expenditures, allowing immediate expensing through a new Section 174A for tax years beginning after December 31, 2024. Internationally, it adjusts deductions for Global Intangible Low-Taxed Income (“GILTI”) and FDII to maintain lower effective tax rates and prevents scheduled increases. The Company does not expect a material impact to its Consolidated Financial Statements as a result of this enactment.

NOTE 9 INVENTORIES

A summary of Inventories is presented below:

	June 30,	December 31,
(in millions)	2025	2024
Raw material and supplies	$898	$915
Work in progress	149	147
Finished goods	169	189
Inventories	$1,216	$1,251

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	June 30,	December 31,
(in millions)	2025	2024
Prepayments and other current assets:
Prepaid tooling	$125	$107
Prepaid taxes	90	98
Customer incentive payments (Note 4)	18	22
Contract assets (Note 4)	15	15
Derivative instruments	14	19
Other	61	72
Total prepayments and other current assets	$323	$333

Investments and long-term receivables:
Investment in equity affiliates	$239	$245
Investment in equity securities	71	70
Long-term receivables	57	41
Total investments and long-term receivables	$367	$356

Other non-current assets:
Deferred income taxes	$492	$359
Operating leases	165	177
Derivative instruments	16	89
Customer incentive payments (Note 4)	10	23
Other	72	62
Total other non-current assets	$755	$710

NOTE 11 GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of June 30, 2025, the Company had four reportable segments and four goodwill reporting units. During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

During the first quarter of 2025, as a result of the Company’s plan to exit the charging business, the Company separately allocated the goodwill from its historical reporting unit of Battery & Charging Systems to the battery systems business and to the charging business on a relative fair value basis. The Company estimated the allocated fair values of the businesses from the historical reporting unit based upon the present value of their anticipated future cash flows. The estimated fair value of the charging business was determined using a cost approach. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. During the six months ended June 30, 2025, the relative fair value analysis resulted in an allocation, and subsequent impairment, of $13 million related to the goodwill allocated to the charging business. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information.

In conjunction with the goodwill allocation in the first quarter of 2025, the Company performed a quantitative impairment assessment of the Battery & Charging Systems’ goodwill after the impairment of the charging business’ goodwill. The estimated fair value of the battery systems business was determined using an income approach, consistent with the Company’s analysis performed during the fourth quarter of

2024. The most critical assumptions used in the calculation of the fair value of the battery systems business were projected revenue growth rates, projected operating income, and discount rates. Based on this interim impairment test, the Battery & Charging Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 18%, resulting in no impairment.

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

Additionally, as a result of the Company’s exit of the charging business, during the six months ended June 30, 2025, the Company impaired $22 million of other intangible assets.

Other than as described above, the Company noted no events or circumstances related to any of the Company’s reporting units in the three and six months ended June 30, 2025 that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, December 31, 2024	$1,235	$1,120	$468	$613	$3,436
Accumulated impairment losses, December 31, 2024	(502)	—	(468)	(109)	(1,079)
Net goodwill balance, December 31, 2024	$733	$1,120	$—	$504	$2,357
Goodwill during the period:
Impairment	—	—	—	(13)	(13)
Other, primarily translation adjustment	44	14	—	65	123
Ending balance, June 30, 2025	$777	$1,134	$—	$556	$2,467

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$344	$196	$148	$352	$172	$180
Customer relationships	6 - 15	639	363	276	610	321	289
Miscellaneous	2 - 5	10	8	2	9	7	2
Total amortized intangible assets		993	567	426	971	500	471
Unamortized trade names		4	—	4	3	—	3
Total other intangible assets		$997	$567	$430	$974	$500	$474

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$215	$196
Provisions for current period sales	47	38
Adjustments of prior estimates	3	6
Payments	(27)	(31)
Other, primarily translation adjustment	15	(5)
Ending balance, June 30	$253	$204

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2025	2024
Other current liabilities	$93	$88
Other non-current liabilities	160	127
Total product warranty liability	$253	$215

NOTE 13 DEBT

As of June 30, 2025 and December 31, 2024, the Company had debt outstanding as follows:

	June 30,	December 31,
(in millions)	2025	2024
Short-term borrowings	$3	$61

Long-term debt
3.375% Senior notes due 03/15/25	—	334
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,096	1,095
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	496	495
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,166	1,022
5.400% Senior notes due 08/15/34 ($500 million par value)	493	493
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	38	46
Total long-term debt	3,904	4,100
Less: current portion	3	337
Long-term debt, net of current portion	$3,901	$3,763

On March 15, 2025, the Company’s 3.375% senior notes matured and were repaid in accordance with the terms of the indenture.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of June 30, 2025 and December 31, 2024, the Company had $3 million and $61 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense	$24	$17	$52	$32
Interest income	(12)	(9)	(28)	(19)
Interest expense, net	$12	$8	$24	$13

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2025. At June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2025 and December 31, 2024.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of June 30, 2025 and December 31, 2024, the estimated fair values of the Company’s senior unsecured notes totaled $3,643 million and $3,797 million, respectively. The estimated fair values were $223 million lower than their carrying value at June 30, 2025 and $257 million lower than their carrying value at December 31, 2024. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $34 million and $29 million at June 30, 2025 and December 31, 2024, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	June 30,	December 31,
(in millions)	2025	2024
Other current liabilities:
Payroll and employee related	$271	$361
Customer related	234	160
Indirect taxes	135	117
Product warranties (Note 12)	93	88
Income taxes payable	88	115
Interest	39	31
Operating leases	38	38
Dividends payable to noncontrolling stockholders	37	—
Supplier related	30	26
Derivative instruments	27	27
Accrued freight	25	22
Employee termination benefits (Note 5)	25	31
Government grants	24	22
Insurance	18	18
Other restructuring (Note 5)	12	5
Other non-income taxes	11	12
Contract liabilities (Note 4)	11	13
Deferred engineering	10	10
Retirement related	10	10
Other	115	110
Total other current liabilities	$1,253	$1,216

Other non-current liabilities:
Deferred income taxes	$177	$167
Product warranties (Note 12)	160	127
Other income tax liabilities	135	118
Operating leases	132	144
Derivative instruments	122	5
Deferred income	107	88
Other	96	92
Total other non-current liabilities	$929	$741

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$17	$—	$17	$—	A	$—
Net investment hedge contracts	$13	$—	$13	$—	A	$—
Liabilities:
Current earn-out liabilities	$3	$—	$—	$3	C	$—
Net investment hedge contracts	$113	$—	$113	$—	A	$—
Foreign currency contracts	$36	$—	$36	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$25	$—	$—	$—	—	$25
Foreign currency contracts	$24	$—	$24	$—	A	$—
Net investment hedge contracts	$84	$—	$84	$—	A	$—
Liabilities:
Current earn-out liabilities	$4	$—	$—	$4	C	$—
Non-current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$32	$—	$32	$—	A	$—
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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2025	$4	$3
Earn-out settlements	(4)	—
Reclassification	3	(3)
Balance at June 30, 2025	$3	$—

Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At June 30, 2025 and December 31, 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At June 30, 2025 and December 31, 2024, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At June 30, 2025 and December 31, 2024, the Company had no outstanding interest rate swaps or options.

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

At June 30, 2025, the following notional amounts related to foreign currency derivative contracts were outstanding, which mature through June 2027:

(in millions)	Notional Amount*
Traded Currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
Euro	300	$351
U.S. Dollar	318	$318
Mexican Peso	3,234	$171
Polish Zloty	613	$169
Chinese Renminbi	1,022	$143
Korean Won	81,918	$61
Swiss Franc	38	$48
Hungarian Forint	11,754	$34
British Pound	11	$15

*Table above excludes non-significant traded currency with total notional amounts less than $10 million U.S. Dollar equivalent as of June 30, 2025.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At June 30, 2025 and December 31, 2024, the following cross-currency swap contracts were outstanding and mature through August 2030:

	Cross-currency swaps
(in millions)	June 30, 2025	December 31, 2024
U.S. Dollar to Euro:
Fixed receiving notional	$400	$1,100
Fixed paying notional	€355	€976
U.S. Dollar to Euro:
Fixed receiving notional	$500	$—
Fixed paying notional	€450	€—
U.S. Dollar to Euro:
Fixed receiving notional	$200	$—
Fixed paying notional	€179	€—
U.S. Dollar to Euro:
Fixed receiving notional	$500	$500
Fixed paying notional	€470	€470
U.S. Dollar to Japanese yen:
Fixed receiving notional	$100	$100
Fixed paying notional	¥12,724	¥12,724

During the three months ended June 30, 2025, the Company unwound $700 million of cross-currency swap contracts originally maturing in July 2027, resulting in a cash outflow of approximately $4 million. The corresponding loss is expected to remain in accumulated other comprehensive income until the net investment is sold, completely liquidated or substantially liquidated. Concurrently, the Company executed two U.S. Dollar to Euro cross-currency swap contracts of $500 million maturing in July 2028 and $200 million maturing in August 2030.

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

Fair Value of Derivative Instruments in the Balance Sheet

At June 30, 2025 and December 31, 2024, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2025	December 31, 2024	Location	June 30, 2025	December 31, 2024
Foreign currency	Prepayments and other current assets	$14	$18	Other current liabilities	$23	$23
Foreign currency	Other non-current assets	$3	$5	Other non-current liabilities	$8	$5
Net investment hedges	Other non-current assets	$13	$84	Other non-current liabilities	$113	$—
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$—	$1	Other current liabilities	$5	$4

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2025 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2025	December 31, 2024
Cash flow hedges:
Foreign currency	$(11)	$(7)	$1
Net investment hedges:
Cross-currency swaps	$(109)	$84	$—
Foreign currency-denominated debt	34	168	—
Total	$(86)	$245	$1

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below.

	Three Months Ended June 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,638	$2,998	$317	$93
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(10)
Gain (loss) reclassified from AOCI to income	$—	$(4)	$—	$—

	Six Months Ended June 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,153	$5,874	$632	$152
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(11)
Gain (loss) reclassified from AOCI to income	$—	$(6)	$(2)

	Three Months Ended June 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,603	$2,918	$341	$(55)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(14)
Gain (loss) reclassified from AOCI to income	$—	$12	$—	$—

	Six Months Ended June 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,198	$5,869	$670	$(110)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$4
Gain (loss) reclassified from AOCI to income	$—	$22	$—

The were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2025	2024	2025	2024
Cross-currency swaps	$(144)	$2	$(193)	$38
Foreign currency-denominated debt	$(88)	$8	$(134)	$32

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2025	2024	2025	2024
Cross-currency swaps	$6	$5	$12	$11
There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives Not Designated as Hedges

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in gains (losses) recorded in income as shown in the table below.

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2025	2024	2025	2024
Foreign currency	Selling, general and administrative expenses	$(3)	$—	$(3)	$—

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The Company expects to contribute a total of approximately $20 million into its defined benefit pension plans during 2025, of which $12 million has been contributed through the six months ended June 30, 2025. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2025		2024
Three Months Ended June 30,	US	Non-US	US	Non-US	2025	2024
Service cost	$—	$5	$—	$4	$—	$—
Interest cost	2	4	2	5	1	1
Expected return on plan assets	(2)	(4)	(2)	(4)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	1	1	1	—	—
Net periodic benefit cost	$1	$6	$1	$6	$—	$—

	Pension benefits				Other postemployment benefits
(in millions)	2025		2024
Six Months Ended June 30,	US	Non-US	US	Non-US	2025	2024
Service cost	$—	$8	$—	$7	$—	$—
Interest cost	3	9	3	10	1	1
Expected return on plan assets	(3)	(8)	(3)	(8)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	2	2	2	2	—	—
Net periodic benefit expense (income)	$2	$11	$2	$11	$—	$—

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.
In December 2024, the Company entered into a second buy-in contract with an insurance company related to its U.K. pension plan (the first buy-in contract was entered into in 2019). Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2024, the U.K. pension plan had plan assets of $118 million, of which 83% were held by the insurance company and invested in insurance annuities. The remaining plan assets of 17% were held in cash and transferred to the insurance company in 2025. The projected benefit obligation of the U.K. pension plan at December 31, 2024 was $98 million under U.S. GAAP. The U.K.

pension plan was overfunded by $20 million and $18 million as of December 31, 2024, and 2023, respectively, under U.S. GAAP.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2025 and 2024, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, March 31, 2025	3	2,621	$(2,488)	$6,545	$(961)	$170	$5,890
Dividends declared ($0.11 per share*)	—	—	—	(24)	—	(38)	(62)
Issuance for executive stock plan, net of tax	—	11	—	—	—	—	11
Issuance of restricted stock, net of tax	—	8	—	—	—	—	8
Purchase of treasury stock	—	—	(109)	—	—	—	(109)
Net earnings	—	—	—	224	—	8	232
Other comprehensive income	—	—	—	—	93	6	99
Balance, June 30, 2025	$3	$2,640	$(2,597)	$6,745	$(868)	$146	$6,069

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, March 31, 2024	3	2,632	(2,236)	6,325	(883)	201	6,042
Dividends declared ($0.11 per share*)	—	—	—	(25)	—	(20)	(45)
Issuance for executive stock plan, net of tax	—	3	—	—	—	—	3
Issuance of restricted stock, net of tax	—	10	(1)	—	—	—	9
Net earnings	—	—	—	303	—	14	317
Other comprehensive loss	—	—	—	—	(55)	(3)	(58)
Spin-Off of PHINIA	—	—	—	17	—	—	17
Balance, June 30, 2024	3	2,645	(2,237)	6,620	(938)	192	6,285

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2024	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.22 per share*)	—	—	—	(48)	—	(57)	(105)
Issuance for executive stock plan, net of tax	—	(10)	16	—	—	—	6
Issuance of restricted stock, net of tax	—	(24)	33	—	—	—	9
Purchase of treasury stock	—	—	(109)	—	—	—	(109)
Net earnings	—	—	—	381	—	22	403
Other comprehensive income	—	—	—	—	152	7	159
Balance, June 30, 2025	$3	$2,640	$(2,597)	$6,745	$(868)	$146	$6,069

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2023	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.22 per share*)	—	—	—	(50)	—	(67)	(117)
Issuance for executive stock plan, net of tax	—	(22)	21	—	—	—	(1)
Issuance of restricted stock, net of tax	—	(22)	30	—	—	—	8
Purchase of treasury stock	—	—	(100)	—	—	—	(100)
Net earnings	—	—	—	509	—	29	538
Other comprehensive loss	—	—	—	—	(110)	(8)	(118)
Spin-Off of PHINIA	—	—	—	9	—	—	9
Balance, June 30, 2024	$3	$2,645	$(2,237)	$6,620	$(938)	$192	$6,285
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2025 and 2024.

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, March 31, 2025	$(823)	$(6)	$(132)	$(961)
Comprehensive income (loss) before reclassifications	60	(10)	(4)	46
Income taxes associated with comprehensive income (loss) before reclassifications	43	—	2	45
Reclassification from accumulated other comprehensive income (loss)	—	4	(1)	3
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2025	$(720)	$(12)	$(136)	$(868)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, March 31, 2024	$(785)	$36	$(134)	$(883)
Comprehensive income (loss) before reclassifications	(24)	(14)	2	(36)
Income taxes associated with comprehensive income (loss) before reclassifications	(7)	—	(1)	(8)
Reclassification from accumulated other comprehensive income (loss)	—	(12)	(1)	(13)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	2	2
Ending balance, June 30, 2024	$(816)	$10	$(132)	$(938)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive income (loss) before reclassifications	95	(11)	(6)	78
Income taxes associated with comprehensive income (loss) before reclassifications	67	—	3	70
Reclassification from accumulated other comprehensive income (loss)	—	8	(3)	5
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2025	$(720)	$(12)	$(136)	$(868)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive income (loss) before reclassifications	(76)	4	8	(64)
Income taxes associated with comprehensive income (loss) before reclassifications	(21)	—	(1)	(22)
Reclassification from accumulated other comprehensive income (loss)	—	(22)	(3)	(25)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	1	1
Ending balance, June 30, 2024	$(816)	$10	$(132)	$(938)

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

On September 19, 2024, the Company commenced a lawsuit in Delaware Superior Court against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. PHINIA has responded to the lawsuit and has also asserted counterclaims against the Company. On April 10, 2025, the Delaware Superior Court denied the Company’s motion to dismiss the counterclaims. As of June 30, 2025, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of June 30, 2025 and December 31, 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million as of both June 30, 2025 and December 31, 2024, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2025, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of June 30, 2025.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.3 million and 1.1 million performance share units excluded from the computation of the diluted earnings for the three months ended June 30, 2025 and 2024, respectively. There were 1.3 million and 1.2 million performance share units excluded from the computation of the diluted earnings for the six months ended June 30, 2025 and 2024, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net earnings from continuing operations	$224	$315	$381	$528
Weighted average shares of common stock outstanding	216.3	226.1	216.7	227.0
Basic earnings per share of common stock	$1.04	$1.39	$1.76	$2.33

Diluted earnings per share:
Net earnings from continuing operations	$224	$315	$381	$528
Weighted average shares of common stock outstanding	216.3	226.1	216.7	227.0
Effect of stock-based compensation	1.9	1.1	1.4	0.9
Weighted average shares of common stock outstanding including dilutive shares	218.2	227.2	218.1	227.9
Diluted earnings per share of common stock	$1.03	$1.39	$1.75	$2.32

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Three Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$1,480	$1,424	$575	$159	$—	$3,638
Net sales - inter-segment	1	5	6	—	(12)	—
Net sales	$1,481	$1,429	$581	$159	$(12)	$3,638

Cost of sales	1,181	1,129	510	151
Selling, general and administrative expenses - R&D, net	44	32	93	10
Selling, general and administrative expenses - Other	28	8	15	9
Other segment items[1]	1	—	(4)	1

Segment Adjusted Operating Income (Loss)	$227	$260	$(33)	$(12)

	Six Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$2,934	$2,780	$1,130	$309	$—	$7,153
Net sales - inter-segment	1	10	12	—	(23)	—
Net sales	$2,935	$2,790	$1,142	$309	$(23)	$7,153

Cost of sales	2,332	2,208	1,002	301
Selling, general and administrative expenses - R&D, net	85	61	192	21
Selling, general and administrative expenses - Other	55	18	29	20
Other segment items[1]	1	—	(5)	1

Segment Adjusted Operating Income (Loss)	$462	$503	$(76)	$(34)

	Three Months Ended June 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$1,515	$1,440	$455	$193	$—	$3,603
Net sales - inter-segment	—	2	9	—	(11)	—
Net sales	$1,515	$1,442	$464	$193	$(11)	$3,603

Cost of sales	1,219	1,143	401	179
Selling, general and administrative expenses - R&D, net	43	25	103	12
Selling, general and administrative expenses - Other	28	9	10	11
Other segment items[1]	1	(1)	(1)	1

Segment Adjusted Operating Income (Loss)	$224	$266	$(49)	$(10)

	Six Months Ended June 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$3,087	$2,856	$885	$370	$—	$7,198
Net sales - inter-segment	2	5	15	—	(22)	—
Net sales	$3,089	$2,861	$900	$370	$(22)	$7,198

Cost of sales	2,494	2,267	787	350
Selling, general and administrative expenses - R&D, net	85	57	203	24
Selling, general and administrative expenses - Other	56	18	23	22
Other segment items[1]	2	—	(2)	(1)

Segment Adjusted Operating Income (Loss)	$452	$519	$(111)	$(25)
_______________

[1] Other segment items include other income and expenses to derive at segment adjusted operating income.

Segment Adjusted Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Turbos & Thermal Technologies	$227	$224	$462	$452
Drivetrain & Morse Systems	260	266	503	519
PowerDrive Systems	(33)	(49)	(76)	(111)
Battery & Charging Systems	(12)	(10)	(34)	(25)
Segment Adjusted Operating Income	442	431	855	835
Corporate, including stock-based compensation	69	55	130	120
Restructuring expense (Note 5)	17	25	48	44
Impairment charges	3	—	42	—
Intangible asset amortization expense	16	17	33	34
Costs to exit charging business	6	—	32	—
Accelerated depreciation	21	8	21	8
Write-off of customer incentive asset	7	—	7	—
Chief Executive Officer ("CEO") transition compensation	6	—	6	—
Loss on sale of assets	5	—	5	—
Merger and acquisition expense, net	—	—	2	5
Loss (gain) on sale of businesses	—	—	1	(3)
Commercial contract settlement	—	15	—	15
Adjustments associated with Spin-Off related balances	2	11	(1)	11
Other non-comparable items	1	3	3	9
Equity in affiliates’ earnings, net of tax	(8)	(12)	(18)	(17)
Unrealized (gain) loss on equity securities	(1)	—	(1)	2
Interest expense, net	12	8	24	13
Other postretirement expense	2	3	5	6
Earnings from continuing operations before income taxes and noncontrolling interest	$284	$298	$516	$588

Segment information

	Depreciation and amortization		Long-lived asset expenditures[1]		Total assets
(in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	June 30, 2025	December 31, 2024
Turbos & Thermal Technologies	$42	$44	$28	$41	$3,935	$3,693
Drivetrain & Morse Systems	70	56	17	24	3,925	3,872
PowerDrive Systems	45	41	24	66	2,885	2,792
Battery & Charging Systems	15	11	4	29	1,038	1,082
Total	172	152	73	160	11,783	11,439
Corporate[2]	7	8	4	5	2,616	2,554
Consolidated	$179	$160	$77	$165	$14,399	$13,993

	Depreciation and amortization		Long-lived asset expenditures[1]
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Turbos & Thermal Technologies	$82	$87	$69	$81
Drivetrain & Morse Systems	119	108	41	59
PowerDrive Systems	88	77	68	154
Battery & Charging Systems	31	23	12	51
Total	320	295	190	345
Corporate	14	15	6	10
Consolidated	$334	$310	$196	$355
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$403	$538
Net loss from discontinued operations	—	(19)
Net earnings from continuing operations	403	557
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	301	276
Intangible asset amortization	33	34
Restructuring expense, net of cash paid	23	15
Stock-based compensation expense	33	29
Impairment charges	42	—
Costs to exit charging business	32	—
Loss on sale of assets	5	—
Loss (gain) on sale of businesses	1	(3)
Deferred income tax benefit	(40)	(32)
Unrealized (gain) loss on equity securities	(1)	2
Other non-cash adjustments	—	20
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	429	341
Retirement plan contributions	(13)	(11)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(201)	(83)
Inventories	96	(45)
Prepayments and other current assets	7	(21)
Accounts payable and accrued expenses	(91)	(269)
Prepaid taxes and income taxes payable	(29)	(62)
Other assets and liabilities	60	(63)
Net cash provided by operating activities from continuing operations	$661	$344

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$61	$70
Income taxes, net of refunds	$188	$197

	Balance as of:
Non-cash investing transactions:	June 30, 2025	December 31, 2024
Period end accounts payable related to property, plant and equipment purchases	$66	$111

NOTE 24 DISCONTINUED OPERATIONS

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA have continued to provide certain services to each other following the Spin-Off such as information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. During the three and six months ended June 30, 2025, there were no activities related to those services. During the three and six months ended June 30, 2024, the Company provided services at a cost of $3 million and $7 million, respectively, to PHINIA and PHINIA provided services at a cost of $1 million and $2 million to the Company, respectively.

The Company incurred an expense of $14 million and $24 million, net of income taxes related to the Spin-Off during the three and six months ended June 30, 2024, respectively. These costs are reflected within Net loss from discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which substantially concluded as of December 31, 2024.

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the three months ended June 30, 2025 and 2024, the Company’s eProducts revenue was approximately $658 million and $576 million respectively, or 18% and 16% of its total revenue, respectively. During the six months ended June 30, 2025 and 2024, the Company’s eProducts revenue was approximately $1,295 million and $1,082 million, respectively, or 18% and 15% of its total revenue, respectively.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit Delaware Superior Court against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. PHINIA has responded to the lawsuit and has also asserted counterclaims against the Company. On April 10, 2025, the Delaware Superior Court denied the Company’s motion to dismiss the counterclaims. As of June 30, 2025, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Condensed Consolidated Balance Sheet. Because the Company is unable to predict the timing of collection of these VAT refunds from PHINIA or the applicable governmental agencies, the Company has not included these amounts in its 2025 free cash flow guidance.

Portfolio Actions

In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. Production operations ceased during the second quarter of 2025. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. This action was expected to create a more focused portfolio and eliminate approximately $30 million of annualized adjusted operating losses by 2026. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information.

The Company also made the decision to consolidate its North American battery systems business, which is expected to align the business’ cost structure to current market dynamics. This action is expected to result in annual cost savings of approximately $20 million by 2026.

North Carolina Facility Hurricane

On September 26, 2024, a hurricane made landfall in North Carolina disrupting operations at the Company’s facility in Arden, North Carolina (the “Arden Plant”). The Arden Plant was largely untouched, but the Company experienced some loss or damage to the Company’s assets amounting to less than $10 million. The Arden plant resumed full operations during the fourth quarter of 2024. The Company’s insurance policies (less applicable deductibles) are expected to cover the repair or replacement of the Company’s assets that incurred loss or damage and provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that were incurred related to the damages and losses sustained. During the three and six months ended June 30, 2025, the Company recorded committed insurance recoveries of approximately $9 million, which is included in Cost of sales on the Condensed Consolidated Statements of Operations, and approximately $5 million remains uncollected as of June 30, 2025, and is recorded in Receivables, net on the Condensed Consolidated Balance Sheet.

Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 3, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Part 1, Item 1 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition, termination or other changes in tariffs (including retaliatory tariffs), the commencement or termination of consumer tax incentives, such as EV tax credits, and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on our sales. The weighted average market production, as estimated by the Company for the six months ended June 30, 2025, was down approximately 2% from the six months ended June 30, 2024. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

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

Outlook

The Company expects global industry production to decrease year-over-year in 2025. However, the Company expects net new business-related sales growth and cost recovery actions to mitigate the impact of the change in industry production outlook on the Company’s sales. As a result, at the mid-point of its outlook, the Company expects sales to be roughly flat year-over-year, excluding the impact of foreign currencies. While the outlook incorporates tariffs known as of the date of this filing, to the extent current tariffs and retaliatory tariffs by the United States and other countries increase, industry production and demand for the Company’s products could decrease, which could adversely impact the Company’s 2025 sales outlook.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

The following table presents a summary of our operating results:

	Three Months Ended June 30,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,481	40.7%	$1,515	42.0%
Drivetrain & Morse Systems	1,429	39.3	1,442	40.0
PowerDrive Systems	581	16.0	464	12.9
Battery & Charging Systems	159	4.4	193	5.4
Inter-segment eliminations	(12)	(0.3)	(11)	(0.3)
Total net sales	3,638	100.0	3,603	100.0
Cost of sales	2,998	82.4	2,918	81.0
Gross profit	640	17.6	685	19.0
Selling, general and administrative expenses - R&D, net	182	5.0	189	5.2
Selling, general and administrative expenses - Other	135	3.7	152	4.2
Restructuring expense	17	0.5	25	0.7
Other operating expense, net	14	0.4	22	0.6
Impairment charges	3	0.1	—	—
Operating income	289	7.9	297	8.2
Equity in affiliates’ earnings, net of tax	(8)	(0.2)	(12)	(0.3)
Unrealized (gain) loss on equity securities	(1)	—	—	—
Interest expense, net	12	0.3	8	0.2
Other postretirement expense	2	0.1	3	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	284	7.8	298	8.3
Provision (benefit) for income taxes	52	1.4	(31)	(0.9)
Net earnings from continuing operations	232	6.4	329	9.1
Net loss from discontinued operations	—	—	(12)	(0.3)
Net earnings	232	6.4	317	8.8
Net earnings from continuing operations attributable to noncontrolling interest	8	0.2	14	0.4
Net earnings attributable to BorgWarner Inc.	$224	6.2%	$303	8.4%
Earnings per share from continuing operations — diluted	$1.03		$1.39

Net sales
Net sales for the three months ended June 30, 2025 totaled $3,638 million, an increase of $35 million, or 1%, compared to the three months ended June 30, 2024. The change in net sales for the three months ended June 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $66 million, primarily due to the strengthening of the Euro, Thai Baht and British Pound, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business, including light vehicle eProduct sales, partially offset by unfavorable customer pricing, decreased sales by approximately $40 million. The weighted average market production as estimated by the Company was down approximately 1% from the three months ended June 30, 2024.

•Tariff customer recoveries increased sales by approximately $9 million.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,998 million and 82.4%, respectively, during the three months ended June 30, 2025, compared to $2,918 million and 81.0%, respectively, during the three months ended June 30, 2024. The change in cost of sales for the three months ended June 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $55 million, primarily due to the strengthening of the Euro, Thai Baht and British Pound, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business partially offset by purchasing savings, increased cost of sales by approximately $5 million.
•Tariff expense incurred partially offset by customer recoveries, increased cost of sales by approximately $15 million.

Gross profit and gross margin were $640 million and 17.6%, respectively, during the three months ended June 30, 2025, compared to $685 million and 19.0%, respectively, during the three months ended June 30, 2024. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended June 30, 2025 was $317 million as compared to $341 million for the three months ended June 30, 2024. SG&A as a percentage of net sales was 8.7% and 9.5% for the three months ended June 30, 2025 and 2024, respectively. The change in SG&A was primarily attributable to:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in SG&A costs of approximately $24 million , primarily due to the strengthening of the Euro, Thai Baht and British Pound, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Employee-related costs increased by $9 million primarily related to incentive compensation.
•Research and Development (“R&D”) costs decreased by $7 million. R&D costs, net of customer reimbursements, were 5.0% of net sales for the three months ended June 30, 2025 and 2024.

Restructuring expense was $17 million and $25 million for the three months ended June 30, 2025 and 2024, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended June 30, 2024, the Company recorded $15 million of restructuring costs related to this plan. The actions under this plan are complete. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to increased market volatility, which could include realignment of the segment’s manufacturing footprint. During the three months ended June 30, 2025 and 2024, the Company recorded $1 million and $10 million, respectively, of restructuring charges related to this plan. The resulting annual cost savings related to this plan are expected to be in the range of at least $100 million to $120 million by 2026.

During the three months ended June 30, 2025, the Company recorded $16 million of restructuring costs for individually approved restructuring actions.

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating expense, net was expense of $14 million and $22 million for the three months ended June 30, 2025 and 2024, respectively. The change in Other operating expense, net was primarily due to:

•During the three months ended June 30, 2025, the Company recorded charges of $4 million related to the exit of the charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.
•During the three months ended June 30, 2025, the Company recorded charges of $6 million related to duplicative compensation.
•During the three months ended June 30, 2025, the Company recorded a loss of $5 million related to the sale of equipment from a closed facility in North America.
•During the three months ended June 30, 2025 and 2024, the Company recorded expense of approximately $2 million and $11 million, respectively, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.
•During the three months ended June 30, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its 2023 acquisition of the electric hybrid systems business segment of Eldor Corporation.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s per diluted share and net earnings” below.

Impairment charges was $3 million for the three months ended June 30, 2025. The Company recorded impairments of fixed assets related to the consolidation of the Company’s North American battery systems business footprint within the Battery & Charging Systems reportable segment.

Equity in affiliates’ earnings, net of tax was $8 million and $12 million for the three months ended June 30, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $12 million and $8 million for the three months ended June 30, 2025 and 2024, respectively. This increase was primarily due to higher debt levels following the Company’s issuance of $1 billion of notes in August 2024.

Provision (benefit) for income taxes was a provision of $52 million for the three months ended June 30, 2025, resulting in an effective rate of 18%. This is compared to a benefit of $31 million, or an effective rate of (10)%, for the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company recorded a discrete tax benefit of $6 million related to various changes in filing positions for prior years and a discrete tax benefit of $3 million related to the exit of the charging business. During the three months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

The following table presents a summary of our operating results:

	Six Months Ended June 30,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$2,935	41.0%	$3,089	42.9%
Drivetrain & Morse Systems	2,790	39.0	2,861	39.7
PowerDrive Systems	1,142	16.0	900	12.5
Battery & Charging Systems	309	4.3	370	5.1
Inter-segment eliminations	(23)	(0.3)	(22)	(0.3)
Total net sales	7,153	100.0	7,198	100.0
Cost of sales	5,874	82.1	5,869	81.5
Gross profit	1,279	17.9	1,329	18.5
Selling, general and administrative expenses - R&D, net	364	5.1	376	5.2
Selling, general and administrative expenses - Other	268	3.7	294	4.1
Restructuring expense	48	0.7	44	0.6
Other operating expense, net	31	0.4	23	0.3
Impairment charges	42	0.6	—	—
Operating income	526	7.4	592	8.2
Equity in affiliates’ earnings, net of tax	(18)	(0.3)	(17)	(0.2)
Unrealized (gain) loss on equity securities	(1)	—	2	—
Interest expense, net	24	0.3	13	0.2
Other postretirement expense	5	0.1	6	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	516	7.2	588	8.2
Provision for income taxes	113	1.6	31	0.4
Net earnings from continuing operations	403	5.6	557	7.7
Net loss from discontinued operations	—	—	(19)	(0.3)
Net earnings	403	5.6	538	7.5
Net earnings from continuing operations attributable to noncontrolling interest	22	0.3	29	0.4
Net earnings attributable to BorgWarner Inc.	$381	5.3%	$509	7.1%
Earnings per share from continuing operations — diluted	$1.75		$2.32

Net sales
Net sales for the six months ended June 30, 2025 totaled $7,153 million, a decrease of $45 million, compared to the six months ended June 30, 2024. The change in net sales for the six months ended June 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $19 million, primarily due to the weakening of the Korean Won and Brazilian Real, partially offset by the strengthening of the Euro and Thai Baht, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business, including light vehicle eProduct sales, partially offset by a unfavorable customer pricing, decreased sales by approximately $35 million. The weighted average market production as estimated by the Company was down approximately 2% from the six months ended June 30, 2024.
•Tariff customer recoveries increased sales by approximately $9 million.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $5,874 million and 82.1%, respectively, during the six months ended June 30, 2025, compared to $5,869 million and 81.5%, respectively, during the six months ended June 30, 2024. The change in cost of sales for the six months ended June 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $14 million, primarily due to the weakening of the Korean Won and Brazilian Real, partially offset by the strengthening of the Euro and Thai Baht, in each case relative to the U.S. Dollar.
•Purchasing savings, partially offset by favorable sales volume, mix and net new business, decreased cost of sales by approximately $8 million.
•Tariff expense incurred partially offset by customer recoveries, increased cost of sales by approximately $21 million.

Gross profit and gross margin were $1,279 million and 17.9%, respectively, during the six months ended June 30, 2025, compared to $1,329 million and 18.5%, respectively, during the six months ended June 30, 2024. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the six months ended June 30, 2025 was $632 million as compared to $670 million for the six months ended June 30, 2024. SG&A as a percentage of net sales was 8.8% and 9.3% for the six months ended June 30, 2025 and 2024, respectively. The change in SG&A was primarily attributable to:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in SG&A costs of approximately $21 million, primarily due to the strengthening of the Euro, Thai Baht and British Pound, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Employee-related costs decreased by $8 million primarily related to incentive compensation.
•Research and Development (“R&D”) costs decreased by $12 million. R&D costs, net of customer reimbursements, were 5.1% and 5.2% of net sales for the six months ended June 30, 2025 and 2024, respectively.

Restructuring expense was $48 million and $44 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the six months ended June 30, 2025 and 2024, the Company recorded $8 million and $34 million, respectively, of restructuring costs related to this plan. The actions under this plan are complete.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment. During the six months ended June 30, 2025 and 2024, the Company recorded $17 million and $10 million of restructuring charges related to this plan.

During the six months ended June 30, 2025, the Company recorded $23 million, of restructuring costs for individually approved restructuring actions.

Other operating expense, net was an expense of $31 million and $23 million for the six months ended June 30, 2025 and 2024, respectively. The change in Other operating expense, net was primarily due to:

•During the six months ended June 30, 2025, the Company recorded charges of $23 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.
•During the six months ended June 30, 2025, the Company recorded charges of $6 million related to duplicative compensation.
•During the six months ended June 30, 2025, the Company recorded a loss of $5 million related to the sale of equipment from a closed facility in North America.
•During the six months ended June 30, 2025 and 2024, the Company recorded income of $1 million and expense of approximately $11 million, respectively, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA .
•During the six months ended June 30, 2025 and 2024, the Company recorded merger and acquisition expense of $2 million and $5 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.
•During the six months ended June 30, 2025 and 2024, the Company recorded a loss of $1 million and gain of $3 million, respectively, on the sale of business that related to the recognition of earn-outs on prior dispositions.
•During the six months ended June 30, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its 2023 acquisition of the electric hybrid systems business segment of Eldor Corporation.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Impairment charges was $42 million for the six months ended June 30, 2025. The Company recorded impairments of intangible assets, goodwill and fixed assets related to the planned exit of its charging business and the consolidation of the Company’s North American battery systems business footprint within the Battery & Charging Systems reportable segment.

Equity in affiliates’ earnings, net of tax was $18 million and $17 million the six months ended June 30, 2025 and 2024. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $24 million and $13 million for the six months ended June 30, 2025 and 2024, respectively. This increase was primarily due to higher debt levels following the Company’s issuance of $1 billion of notes in August 2024.

Provision for income taxes was $113 million for the six months ended June 30, 2025, resulting in an effective rate of 22%. This compared to $31 million, or an effective rate of 5%, for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company recorded a discrete tax expense of $4 million related to net change to valuation allowances, a discrete tax benefit of $6 million related to the exit of the charging business and a discrete tax benefit of $4 million related to various change in filing positions for prior years. During the six months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.03 and $1.39 for the three months ended June 30, 2025 and 2024, respectively and $1.75 and $2.32 six months ended June 30, 2025 and 2024, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-comparable items:	2025	2024	2025	2024
Restructuring expense	$(0.06)	$(0.08)	$(0.17)	$(0.14)
Impairment charges	(0.01)	—	(0.16)	—
Costs to exit charging business	(0.02)	—	(0.13)	—
Accelerated depreciation	(0.08)	(0.03)	(0.08)	(0.03)
Write-off of customer incentive asset	(0.03)	—	(0.03)	—
Chief Executive Officer ("CEO") transition compensation	(0.03)	—	(0.03)	—
Loss on sale of assets	(0.02)	—	(0.02)	—
Merger and acquisition expense, net	—	—	(0.01)	(0.02)
Adjustments associated with Spin-Off related balances	(0.01)	0.05	0.01	(0.05)
Commercial contract settlement	—	(0.05)	—	(0.05)
Unrealized loss on equity securities	—	—	—	(0.01)
Gain on sale of businesses	—	—	—	0.01
Tax adjustments	0.08	0.42	0.06	0.42
Other non-comparable items	—	(0.01)	(0.01)	(0.03)
Total impact of non-comparable items per share - diluted	$(0.18)	$0.30	$(0.57)	$0.10

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,481	$227	15.3%	$1,515	$224	14.8%
Drivetrain & Morse Systems	1,429	260	18.2%	1,442	266	18.4%
PowerDrive Systems	581	(33)	(5.7)%	464	(49)	(10.6)%
Battery & Charging Systems	159	(12)	(7.5)%	193	(10)	(5.2)%
Inter-segment eliminations	(12)	—		(11)	—
Totals for reportable segments	$3,638	$442		$3,603	$431

The Turbos & Thermal Technologies segment’s net sales decreased $34 million, or 2%, and Segment Adjusted Operating Income increased $3 million from the three months ended June 30, 2024. The decrease in net sales was primarily due to a $64 million decrease due to a decline in market production and an increase of $30 million due to a strengthening in the Euro and British Pound, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was 15.3% for the three months ended June 30, 2025, compared to 14.8% during the three months ended June 30, 2024. The Segment Adjusted Operating Income increased primarily due to supply chain savings, manufacturing efficiencies, committed insurance recoveries and restructuring savings, partially offset by lower sales and net tariff expenses.

The Drivetrain & Morse Systems segment’s net sales decreased $13 million, or 1%, and Segment Adjusted Operating Income decreased $6 million from the three months ended June 30, 2024. The decrease in net sales was primarily due to a $36 million decrease due to lower industry production and an increase of $23 million due to a strengthening in the Euro and Thai Baht, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was 18.2% for the three months ended June 30, 2025, compared to 18.4% during the three months ended June 30, 2024. The Segment Adjusted Operating Income decreased primarily due to net tariff expenses.

The PowerDrive Systems segment’s net sales increased $117 million, or 25%, and Segment Adjusted Operating Loss decreased $16 million from the three months ended June 30, 2024. The increase in net sales was primarily due to a $109 million increase driven by eProducts growth in China and Europe and $8 million due to a strengthening in the Euro, partially offset by the weakening in the Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was (5.7)% for the three months ended June 30, 2025, compared to (10.6)% during the three months ended June 30, 2024. The Segment Adjusted Operating Loss decreased primarily due to higher sales, supply chain and restructuring savings.

The Battery & Charging Systems segment’s net sales decreased $34 million, or 18%, and Segment Adjusted Operating Loss increased $2 million from the three months ended June 30, 2024. The decrease in net sales was primarily due to a $29 million decrease driven by volume, mix and net new business and the exit of the charging business, partially offset by an increase of $5 million due to a strengthening in the Euro relative to the U.S. Dollar. Additionally, normal customer commodity pass-through arrangements decreased net sales by $10 million. Segment Adjusted Operating Margin was (7.5)% for the three months ended June 30, 2025, compared to (5.2)% during the three months ended June 30, 2024. The Segment Adjusted Operating Loss increased primarily due to lower sales and higher depreciation costs, partially offset by restructuring savings.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$2,935	$462	15.7%	$3,089	$452	14.6%
Drivetrain & Morse Systems	2,790	503	18.0%	2,861	519	18.1%
PowerDrive Systems	1,142	(76)	(6.7)%	900	(111)	(12.3)%
Battery & Charging Systems	309	(34)	(11.0)%	370	(25)	(6.8)%
Inter-segment eliminations	(23)	—		(22)	—
Totals for reportable segments	$7,153	$855		$7,198	$835

The Turbos & Thermal Technologies segment’s net sales decreased $154 million, or 5% and Segment Adjusted Operating Income increased $10 million from the six months ended June 30, 2024. Foreign currencies resulted in a year-over-year decrease in net sales of approximately $14 million primarily due to the weakening of the Brazilian Real and Korean Won, partially offset by the strengthening of the Euro and British Pound, in each case relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $140 million of volume, mix and net new business driven by a decline in market production. Segment Adjusted Operating Margin was 15.7% for the six months ended June 30, 2025, compared to 14.6% during the six months ended June 30, 2024. The Segment Adjusted Operating Income increased primarily due to supply chain savings, manufacturing efficiencies, committed insurance recoveries and restructuring savings, partially offset by lower sales and net tariff expenses.

The Drivetrain & Morse Systems segment’s net sales decreased $71 million, or 2%, and Segment Adjusted Operating Income decreased $16 million from the six months ended June 30, 2024. The decrease in net sales was primarily due to approximately $69 million of volume, mix and net new business driven by a decline in market production. Segment Adjusted Operating Margin was 18.0% for the six months ended June 30, 2025, compared to 18.1% during the six months ended June 30, 2024. The Segment Adjusted Operating Income decreased primarily due to net tariff expenses.

The PowerDrive Systems segment’s net sales increased $242 million, or 27%, and Segment Adjusted Operating Loss decreased $35 million from the six months ended June 30, 2024. The increase in net sales was primarily due to approximately $246 million of volume, mix and net new business driven by eProducts growth in China and Europe. Segment Adjusted Operating Margin was (6.7)% for the six months ended June 30, 2025, compared to (12.3)% during the six months ended June 30, 2024. The Segment Adjusted Operating Loss decreased primarily due to higher sales, supply chain and restructuring savings.

The Battery & Charging Systems segment’s net sales decreased $61 million, or 16%, and Segment Adjusted Operating Loss increased $9 million from the six months ended June 30, 2024. The decrease in net sales was primarily due to approximately $43 million of volume, mix and net new business and the exit of the charging business. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $19 million. Segment Adjusted Operating Margin was (11.0)% for the six months ended June 30, 2025, compared to (6.8)% during the six months ended June 30, 2024.The Segment Adjusted Operating Loss increased primarily due to lower sales and higher depreciation costs, partially offset by restructuring savings.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of June 30, 2025, the Company had liquidity of $4,041 million, comprised of cash, cash equivalent and restricted cash balances of $2,041 million and an undrawn multi-currency revolving credit facility of $2,000 million.

The Company was in full compliance with its covenants under the revolving credit facility and had full access to the undrawn amount under the revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of June 30, 2025, cash balances of $948 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company’s $2.0 billion multi-currency revolving credit facility includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2025. At June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2025 and December 31, 2024.

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

On February 6, 2025 and April 30, 2025, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividends declared in the first quarter and second quarter were paid on March 17, 2025 and June 16, 2025, respectively. On July 30, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, which is an increase of $0.06 per share from its previous quarter’s dividend. The dividend declared in the third quarter will be paid on September 15, 2025.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Standard & Poor’s, Moody’s and Fitch is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Six Months Ended June 30,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$403	$557
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	301	276
Intangible asset amortization	33	34
Restructuring expense, net of cash paid	23	15
Stock-based compensation expense	33	29
Loss on sale of assets	5	—
Loss (gain) on sale of businesses	1	(3)
Impairment charges	42	—
Costs to exit charging business	32	—
Deferred income tax benefit	(40)	(32)
Unrealized (gain) loss on equity securities	(1)	2
Other non-cash adjustments	—	20
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	429	341
Retirement plan contributions	(13)	(11)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(201)	(83)
Inventories	96	(45)
Accounts payable and accrued expenses	(91)	(269)
Other assets and liabilities	38	(146)
Net cash provided by operating activities from continuing operations	$661	$344

Net cash provided by operating activities was $661 million for the six months ended June 30, 2025 compared to $344 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 was was primarily due to higher net earnings adjusted for non-cash charges and changes in working capital..

Investing Activities

	Six Months Ended June 30,
(in millions)	2025	2024
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(196)	$(355)
Customer advances related to capital expenditures	7	—
Proceeds from settlement of net investment hedges, net	8	36
Payments for investments in equity securities, net	—	(4)
Proceeds from the sale of business, net	7	8
Proceeds from asset disposals and other, net	16	2
Net cash used in investing activities from continuing operations	$(158)	$(313)

Net cash used in investing activities was $158 million during the six months of 2025 compared to $313 million during the six months of 2024. As a percentage of sales, capital expenditures were 2.7% and 4.9% for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decline in capital expenditures reflects a disciplined approach to capital allocation.

Financing Activities

	Six Months Ended June 30,
(in millions)	2025	2024
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments of notes payable	$(5)	$—
Additions to debt	—	2
Repayments of debt, including current portion	(403)	(15)
Payments for purchase of treasury stock	(108)	(100)
Payments for stock-based compensation items	(18)	(23)
Payments for contingent consideration	(4)	(1)
Dividends paid to BorgWarner stockholders	(48)	(50)
Dividends paid to noncontrolling stockholders	(20)	(55)
Net cash used in financing activities from continuing operations	$(606)	$(242)

Net cash used in financing activities was $606 million during the six months of 2025 compared to $242 million during the six months of 2024. Net cash used in financing activities during the six months ended June 30, 2025 was primarily related to $403 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025 and other short-term borrowings.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit in Delaware Superior Court against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. PHINIA has responded to the lawsuit and has also asserted counterclaims against the Company. On April 10, 2025, the Delaware Superior Court denied the Company’s motion to dismiss the counterclaims. As of June 30, 2025, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of June 30, 2025 and December 31, 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further details and information respecting to the Company’s environmental liability.

New Accounting Pronouncements

Refer to Note 2, “New Accounting Pronouncements,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning the Company’s exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the British Pound, Chinese Renminbi, Euro, Hungarian Forint, Korean Won, Mexican Peso, Polish Zloty, and Swiss Franc. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of June 30, 2025 and December 31, 2024, the Company recorded a deferred loss of $86 million and a gain $245 million, respectively, both before taxes, for designated cash flow and net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments, including the impact of the cash flow and net investment hedges discussed above, during the three and six months ended June 30, 2025 and 2024 are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Euro	8%	$23	13%	$51
Korean Won	9%	$23	9%	$23
Chinese Renminbi	1%	$16	2%	$23
British Pound	6%	$12	10%	$18

(in millions, except for percentages)	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Euro	(1)%	$(2)	(3)%	$(37)
Chinese Renminbi	(1)%	$(11)	(2)%	$(40)
Korean Won	(3)%	$(10)	(6)%	$(15)

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

Item 1A. Risk Factors

During the three months ended June 30, 2025, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2024, except as described below:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization expires on December 31, 2027. As of June 30, 2025, the Company had repurchased $408 million of common stock under this authorization, excluding any related fees and taxes. In July 2025, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaces the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2028. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended during the quarter ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2025 - April 30, 2025
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	3,107	$28.50	—
May 1, 2025 - May 31, 2025
Common Stock Repurchase Program	3,026,483	$33.03	3,026,483	$367
Employee transactions	219	$29.44	—
June 1, 2025 - June 30, 2025
Common Stock Repurchase Program	257,568	$31.98	257,568	$359
Employee transactions	1,691	$33.37	—

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 31, 2025