Form 10-Q
period 2025-09-30
BORGWARNER INC
filed 2025-10-30
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 24, 2025, the registrant had 213,928,111 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, commodity availability and pricing and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; impacts of our exit of the charging business; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the uncertainty surrounding global trade policies, including tariffs and export restrictions, and their impacts on the Company, its customers and suppliers; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K as updated by Item IA of this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this report may include non-GAAP financial measures. The Company believes that these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance and trends of the Company. Readers should be aware that non-GAAP financial measures have inherent limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, we use non-GAAP measures as comparative tools, together with GAAP measures, to assist in the evaluation of our operating performance or financial condition. We calculate these measures using the appropriate GAAP components in their entirety and compute them in a manner intended to facilitate consistent period-to-period comparisons. The Company’s method of calculating these non-GAAP measures may differ from methods used by other companies. These non-GAAP measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP. Where non-GAAP financial measures are used, the most directly comparable GAAP financial measure, as well as the reconciliation to the most directly comparable GAAP financial measure, can be found in this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Cash, cash equivalents and restricted cash	$2,172	$2,094
Receivables, net	3,260	2,843
Inventories	1,231	1,251
Prepayments and other current assets	315	333
Total current assets	6,978	6,521

Property, plant and equipment, net	3,478	3,575
Investments and long-term receivables	407	356
Goodwill	2,459	2,357
Other intangible assets, net	413	474
Other non-current assets	761	710
Total assets	$14,496	$13,993

LIABILITIES AND EQUITY
Short-term debt	$6	$398
Accounts payable	2,101	2,032
Other current liabilities	1,296	1,216
Total current liabilities	3,403	3,646

Long-term debt	3,894	3,763
Retirement-related liabilities	149	137
Other non-current liabilities	900	741
Total liabilities	8,346	8,287

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,661	2,674
Retained earnings	6,867	6,412
Accumulated other comprehensive loss	(838)	(1,020)
Common stock held in treasury, at cost	(2,704)	(2,537)
Total BorgWarner Inc. stockholders’ equity	5,989	5,532
Noncontrolling interest	161	174
Total equity	6,150	5,706
Total liabilities and equity	$14,496	$13,993

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$3,591	$3,449	$10,744	$10,647
Cost of sales	2,927	2,813	8,801	8,682
Gross profit	664	636	1,943	1,965

Selling, general and administrative expenses	341	340	973	1,010
Restructuring expense	23	21	71	65
Other operating expense, net	52	5	83	28
Impairment charges	—	—	42	—
Operating income	248	270	774	862

Equity in affiliates’ earnings, net of tax	(11)	(6)	(29)	(23)
Unrealized gain on equity securities	(1)	(2)	(2)	—
Interest expense, net	9	4	33	17
Other postretirement expense	3	4	8	10
Earnings from continuing operations before income taxes and noncontrolling interest	248	270	764	858

Provision for income taxes	75	13	188	44
Net earnings from continuing operations	173	257	576	814
Net loss from discontinued operations	—	(8)	—	(27)
Net earnings	173	249	576	787
Net earnings from continuing operations attributable to noncontrolling interest	15	15	37	44
Net earnings attributable to BorgWarner Inc.	$158	$234	$539	$743

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$158	$242	$539	$770
Net loss from discontinued operations	—	(8)	—	(27)
Net earnings attributable to BorgWarner Inc.	$158	$234	$539	$743

Earnings per share from continuing operations — basic	$0.74	$1.08	$2.50	$3.41
Loss per share from discontinued operations — basic	—	(0.04)	—	(0.12)
Earnings per share attributable to BorgWarner Inc. — basic	$0.74	$1.04	$2.50	$3.29

Earnings per share from continuing operations — diluted	$0.73	$1.08	$2.48	$3.40
Loss per share from discontinued operations — diluted	—	(0.04)	—	(0.12)
Earnings per share attributable to BorgWarner Inc. — diluted	$0.73	$1.04	$2.48	$3.28

Weighted average shares outstanding:
Basic	213.7	223.1	215.7	225.7
Diluted	216.5	224.5	217.6	226.8

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net earnings attributable to BorgWarner Inc.	$158	$234	$539	$743

Other comprehensive income
Foreign currency translation adjustments	12	159	174	62
Cash flow hedges[1]	12	(28)	9	(46)
Postretirement defined benefit plans[1]	6	(1)	(1)	4
Total other comprehensive income attributable to BorgWarner Inc.	30	130	182	20

Comprehensive income attributable to BorgWarner Inc.[1]	188	364	721	763

Net earnings from continuing operations attributable to noncontrolling interest	15	15	37	44
Other comprehensive (loss) income attributable to noncontrolling interest[1]	(1)	11	6	3
Comprehensive income	$202	$390	$764	$810
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities of continuing operations (see Note 23)	$1,029	$700
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(307)	(510)
Customer advances related to capital expenditures	16	—
Insurance proceeds received for damage to property, plant and equipment	4	—
Proceeds from settlement of net investment hedges, net	18	46
Payments for investments in equity securities, net	—	(7)
Proceeds from the sale of business, net	7	8
Proceeds from asset disposals and other, net	16	3
Net cash used in investing activities from continuing operations	(246)	(460)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments of notes payable	(5)	—
Additions to debt	—	1,000
Payments for debt issuance costs	—	(9)
Repayments of debt, including current portion	(406)	(175)
Payments for purchase of treasury stock	(210)	(401)
Payments for stock-based compensation items	(22)	(23)
Payments for businesses acquired, net of cash acquired	—	(4)
Payments for contingent consideration	(4)	(1)
Dividends paid to BorgWarner stockholders	(84)	(74)
Dividends paid to noncontrolling stockholders	(22)	(63)
Net cash (used in) provided by financing activities from continuing operations	(753)	250
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	—	(27)
Net cash used in discontinued operations	—	(27)
Effect of exchange rate changes on cash	48	3
Net increase in cash, cash equivalents and restricted cash	78	466
Cash and cash equivalents at beginning of year	2,094	1,534
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,172	$2,000

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA continued to provide certain services to each other following the Spin-Off. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services, which continued through September 30, 2025. The transition services agreement expired and all related services ended on September 30, 2025.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standard Updates (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” It requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. The standard improves transparency by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance is effective for annual reporting periods beginning after December 15, 2024. The ASU will modify the Company’s financial statement disclosures on an annual basis beginning with the 2025 Annual report on Form 10-K however, it will not have a significant impact on its consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The standard provides entities with a practical expedient and accounting policy election when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under FASB Accounting Standards Codification Topic 606, “Revenue From Contracts With Customers”, including assets acquired in a business combinations. This guidance is effective for annual reporting periods beginning after December 15, 2025 including interim reporting periods within those annual reporting periods. The Company intends to apply the practical expedient and does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software.” The standard modernizes and simplifies guidance for internal-use software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027 including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

NOTE 3 ACQUISITIONS AND DISPOSITIONS

Acquisitions

In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” acquisitions are recorded using the acquisition method of accounting. The Company recognizes and measures the acquisition date fair value of the identifiable assets acquired, liabilities assumed and any non-controlling interest using a range of methodologies as indicated by generally accepted valuation practices. Various valuation techniques are used to determine the fair value of intangible assets, with the primary techniques being forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective and may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates.

Due to the insignificant size of the Company’s 2023 and 2022 acquisitions, both individually and in the aggregate, relative to the Company, supplemental pro forma financial information for the current and prior reporting periods is not provided.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer

Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the year ended December 31, 2024. In accordance with ASC Topic 230, the payments made in 2024 were classified as financing activities in the Company’s Condensed Consolidated Statement of Cash Flows, as they occurred more than three months after the acquisition closing date. During the three months ended March 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price was originally payable before October 31, 2025 and is now payable before March 31, 2026 due to ongoing negotiations, and was recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024.

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024, as well as the retention of key employees during the same time period. During the year ended December 31, 2024, the Company paid ¥10 million ($1 million) of earn-out-related amounts. During the nine months ended September 30, 2025, the Company paid the remaining earn-out of approximately ¥10 million ($2 million).

As described further below, in February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment, which included SSE.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which has helped to accelerate the growth of its High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the nine months ended September 30, 2025, the Company paid ₣2 million ($2 million) of earn-out-related amounts. As of September 30, 2025, the Company’s estimate of the remaining earn-out payments was approximately ₣2 million ($3 million), which is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

Dispositions

Exit of Charging Business

In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. Production operations ceased during the second quarter of 2025.

The majority of the charging business related to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. The SSE business sale closed in the second quarter of 2025 with proceeds totaling approximately $7 million. During the nine months ended September 30, 2025, the Company recorded charges of $22 million related to the loss on the sale of the SSE business. The other locations within the charging business ceased operations during the second quarter of 2025 and did not meet the criteria to be reported as held-for-sale. The Company’s exit of its charging business did not meet the criteria for presentation as a discontinued operation.

During the nine months ended September 30, 2025, the Company recorded charges of $32 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. These charges primarily included the previously mentioned $22 million loss on the sale of the SSE business during the nine months ended September 30, 2025 which was recorded in Other operating expense, net, and the write off of $9 million of inventory during the nine months ended September 30, 2025, which was recorded in Cost of sales in the Condensed Consolidated Statements of Operations. In addition, the Company recorded charges totaling $39 million during the nine months ended September 30, 2025, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million and $4 million, respectively. Refer to Note 11, “Goodwill And Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million at September 30, 2025 and December 31, 2024 for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $7 million and $36 million at September 30, 2025, and $13 million and $29 million at December 31, 2024, respectively. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.

The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of September 30, 2025 and December 31, 2024, the Company recorded customer incentive payments of $11 million and $22 million, respectively, in Prepayments and other current assets, and $11 million and $23 million, respectively, in Other non-current assets on the Condensed Consolidated Balance Sheets. The Company evaluates the amounts capitalized each period end for recoverability and writes off any amounts that are no longer expected to be recovered over the term of the business arrangement. During the nine months ended September 30, 2025, the Company wrote off a $7 million customer incentive asset.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Foundational products	$2,985	$2,810	$8,843	$8,926
eProducts	606	639	1,901	1,721
Total	$3,591	$3,449	$10,744	$10,647

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$351	$564	$78	$44	$1,037
Europe	688	288	163	84	1,223
Asia	326	595	335	—	1,256
Other	71	—	—	4	75
Total	$1,436	$1,447	$576	$132	$3,591

	Three Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$335	$478	$87	$32	$932
Europe	668	295	143	152	1,258
Asia	329	589	275	3	1,196
Other	53	—	—	10	63
Total	$1,385	$1,362	$505	$197	$3,449

	Nine Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,059	$1,582	$229	$138	$3,008
Europe	2,171	943	499	287	3,900
Asia	940	1,702	978	3	3,623
Other	200	—	—	13	213
Total	$4,370	$4,227	$1,706	$441	$10,744

	Nine Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,111	$1,517	$231	$134	$2,993
Europe	2,261	984	390	396	4,031
Asia	945	1,717	769	13	3,444
Other	155	—	—	24	179
Total	$4,472	$4,218	$1,390	$567	$10,647

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$5	$—	$10	$4	$—	$19
Other	—	1	2	1	—	4
Total restructuring expense	$5	$1	$12	$5	$—	$23

	Three Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$7	$1	$—	$—	$—	$8
Other	8	—	5	—	—	13
Total restructuring expense	$15	$1	$5	$—	$—	$21

	Nine Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$18	$1	$19	$13	$1	$52
Other	4	2	10	3	—	19
Total restructuring expense	$22	$3	$29	$16	$1	$71

	Nine Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$16	$10	$10	$1	$1	$38
Other	14	1	12	—	—	27
Total restructuring expense	$30	$11	$22	$1	$1	$65

The following tables display rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2025	$39	$5	$44
Restructuring expense, net	52	19	71
Cash payments	(54)	(12)	(66)
Foreign currency translation adjustment and other	1	—	1
Balance at September 30, 2025	38	12	50
Less: Non-current restructuring liability	6	—	6
Current restructuring liability at September 30, 2025	$32	$12	$44

2024 Structural Cost Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three and nine months ended September 30, 2025, the Company recorded $12 million and $29 million, respectively, of restructuring charges related to this plan. During the three and nine months ended September 30, 2024, the Company recorded $3 million and $13 million, respectively, of restructuring charges related to this plan. Cumulatively, the Company has incurred $42 million of restructuring charges related to this plan.

2023 Structural Cost Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the nine months ended September 30, 2025, the Company recorded $8 million of restructuring costs related to this plan. During the three and nine months ended September 30, 2024, the Company recorded $18 million and $52 million, respectively, of restructuring charges related to this plan. Cumulatively, the Company has incurred $148 million of restructuring charges related to this plan. The actions under this plan are complete.

During the three and nine months ended September 30, 2025, the Company recorded $11 million and $34 million, respectively, of restructuring costs for individually approved restructuring actions, as more fully described below.

There have been no changes in previously initiated plans that have resulted (or are expected to result) in a material change to the Company’s restructuring costs.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and nine months ended September 30, 2025 and 2024, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Cost Plan
•During the nine months ended September 30, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and China.

•During the three and nine months ended September 30, 2024, the segment recorded $15 million and $30 million, respectively, of restructuring costs under this plan. These costs primarily related to $16 million of employee termination benefits and $14 million of professional fees and equipment relocation costs for facilities in Europe and China.

Other Actions
•During the three and nine months ended September 30, 2025, the Company recorded $5 million and $15 million, respectively, of restructuring costs for individually approved restructuring actions. These costs primarily related to $13 million of employee termination benefits and $2 million of contractual settlement expense for facilities in Europe and China.

Drivetrain & Morse Systems
2023 Structural Cost Plan
•During the three and nine months ended September 30, 2024, the segment recorded $1 million and $11 million, respectively, of restructuring costs under this plan. These costs primarily related to $10 million of employee termination benefits for facilities in Europe and the U.S.

Other Actions
•During the three and nine months ended September 30, 2025, the Company recorded $1 million and $2 million, respectively, of restructuring costs for individually approved restructuring actions related to equipment relocation costs for a facility in the U.S.

PowerDrive Systems
2024 Structural Cost Plan
•During the three and nine months ended September 30, 2025, the segment recorded $12 million and $29 million, respectively, of restructuring costs under this plan. These costs primarily related to $19 million of employee termination benefits and $10 million of equipment relocation costs for facilities in the U.S., Mexico, Asia and Europe.

•During the three and nine months ended September 30, 2024, the segment recorded $3 million and $13 million, respectively, of restructuring costs under this plan. These costs primarily related to $9 million of employee termination benefits and $4 million of professional fees.

2023 Structural Cost Plan
•During the three and nine months ended September 30, 2024, the segment recorded $2 million and $9 million, respectively, of restructuring costs under this plan, primarily related to $8 million contract cancellations and equipment relocation costs.

Battery & Charging Systems
•During the three and nine months ended September 30, 2025, the segment recorded $5 million and $16 million, respectively, of individually approved restructuring costs. These costs primarily related to $13 million of employee termination benefits and $3 million of contract cancellations and professional fees for facilities in the U.S and China, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business. Refer to Note 3, “Acquisitions and Dispositions” for more information.

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

NOTE 6 RESEARCH AND DEVELOPMENT COSTS

The Company’s net Research & Development (“R&D”) expenditures are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation, as stated in the respective customer agreement. The Company has contracts with several customers relating to R&D activities that the Company performs at the Company’s various R&D locations.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gross R&D expenditures	$206	$218	$609	$656
Customer reimbursements	(17)	(28)	(56)	(90)
Net R&D expenditures	$189	$190	$553	$566

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Legal settlement	$38	$—	$38	$—
Costs to exit charging business	—	—	23	—
Chief Executive Officer ("CEO") transition compensation	5	—	11	—
Adjustments associated with Spin-Off related balances	8	3	7	14
Loss on sale of assets	1	—	6	—
Merger and acquisition expense, net	2	(5)	4	—
Loss on sale of businesses	1	6	2	3
Collective bargaining agreement ratification bonus	—	4	—	4
Commercial contract settlement	—	—	—	15
Other income, net	(3)	(3)	(8)	(8)
Other operating expense, net	$52	$5	$83	$28

Legal settlement: During the three and nine months ended September 30, 2025, the Company recorded a charge of $38 million, related to a legal settlement, inclusive of associated legal fees. Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements for more information.

Costs to exit charging business: During the nine months ended September 30, 2025, the Company recorded charges of $23 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” and Note 11, “Goodwill And Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

Chief Executive Officer ("CEO") transition compensation: During the three and nine months ended September 30, 2025, the Company recorded charges of $5 million and $11 million, respectively, related to duplicative compensation.

Adjustments associated with Spin-Off related balances: During the three and nine months ended September 30, 2025, the Company recorded expense of $8 million and $7 million, respectively, primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA, unrelated to the legal settlement discussed above. During the three and nine months ended September 30, 2024, the Company recorded expense of $3 million and $14 million, respectively, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Loss on sale of assets: During the three and nine months ended September 30, 2025, the Company recorded a loss of $1 million and $6 million, respectively, related to the sale of equipment from a closed facility in North America.

Merger and acquisition expense, net: During the three and nine months ended September 30, 2025, the Company recorded merger and acquisition expense, net of $2 million and net of $4 million, respectively, primarily related to professional fees associated with specific acquisition initiatives. During the three months ended September 30, 2024, the Company recorded a gain related to merger and acquisition activity of $5 million, primarily due to $6 million revision of its expected earn-out-related to the Drivetek acquisition, offset by expense primarily related to professional fees associated with specific acquisition initiatives.

Loss on sale of businesses: During the three and nine months ended September 30, 2025, the Company recorded a net loss of $1 million and $2 million, respectively, related to a business closure in North America, plant disposal in China and the sale of an operation in Europe. During the three and nine months ended September 30, 2024, the Company recorded a net loss on sales of businesses of $6 million and $3 million, respectively, related to the estimated loss on an immaterial business that met held for sale accounting criteria.

Collective bargaining agreement ratification bonus: During the three months ended September 30, 2024, the Company recorded $4 million of expense for bonuses related to the ratification of a collective bargaining agreement at a facility in the State of New York.

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

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 30% and 5%, respectively. During the three months ended September 30, 2025, the Company recorded a discrete tax expense of $7 million related to various changes in filing positions for prior years and a discrete tax benefit of $6 million related to the exit of the charging business. During the three months ended September 30, 2024, the Company recorded a discrete tax benefit of $18 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $36 million related to post Spin-Off restructuring and a discrete tax benefit of $1 million related to various changes in filing positions for prior years.

The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 25% and 5%, respectively. During the nine months ended September 30, 2025, the Company recorded a discrete tax benefit of $12 million related to the exit of the charging business, a discrete tax expense of $4 million related to net changes to valuation allowances and a discrete tax expense of $3 million related to various changes in filing positions for prior years. During the nine months ended September 30, 2024, the

Company recorded a discrete tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax benefit of $36 million related to post Spin-Off restructuring and a discrete tax benefit of $4 million related to various changes in filing positions for prior years.

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

The One Big Beautiful Bill Act (the “Bill”) was enacted on July 4, 2025 and focuses on extending and enhancing several business-friendly tax measures originally introduced in the 2017 Tax Cuts and Jobs Act. Notably, the Bill restores 100% bonus depreciation for qualified property placed in service after January 19, 2025, allowing businesses to fully expense capital investments immediately. Additionally, the Bill suspends the requirement to capitalize and amortize domestic research and experimental (“R&E”) expenditures, allowing immediate expensing through a new Section 174A for tax years beginning after December 31, 2024. Internationally, it adjusts deductions for Global Intangible Low-Taxed Income (“GILTI”) and FDII to maintain lower effective tax rates and prevents scheduled increases. The Company determined that the enactment of the Bill did not have a material impact to its Consolidated Financial Statements.

NOTE 9 INVENTORIES

A summary of Inventories is presented below:

	September 30,	December 31,
(in millions)	2025	2024
Raw material and supplies	$884	$915
Work in progress	153	147
Finished goods	194	189
Inventories	$1,231	$1,251

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	September 30,	December 31,
(in millions)	2025	2024
Prepayments and other current assets:
Prepaid tooling	$119	$107
Prepaid taxes	89	98
Contract assets (Note 4)	15	15
Derivative instruments	15	19
Prepaid insurance	13	11
Customer incentive payments (Note 4)	11	22
Other	53	61
Total prepayments and other current assets	$315	$333

Investments and long-term receivables:
Investment in equity affiliates	$255	$245
Long-term receivables	78	41
Investment in equity securities	74	70
Total investments and long-term receivables	$407	$356

Other non-current assets:
Deferred income taxes	$507	$359
Operating leases	152	177
Derivative instruments	20	89
Customer incentive payments (Note 4)	11	23
Other	71	62
Total other non-current assets	$761	$710

NOTE 11 GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of September 30, 2025, the Company had four reportable segments and four goodwill reporting units. During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

During the first quarter of 2025, as a result of the Company’s plan to exit the charging business, the Company separately allocated the goodwill from its historical reporting unit of Battery & Charging Systems to the battery systems business and to the charging business on a relative fair value basis. The Company estimated the allocated fair values of the businesses from the historical reporting unit based upon the present value of their anticipated future cash flows. The estimated fair value of the charging business was determined using a cost approach. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. During the nine months ended September 30, 2025, the relative fair value analysis resulted in an allocation, and subsequent impairment, of $13 million related to the goodwill allocated to the charging business. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information.

In conjunction with the goodwill allocation in the first quarter of 2025, the Company performed a quantitative impairment assessment of the Battery & Charging Systems’ goodwill after the impairment of the charging business’ goodwill. The estimated fair value of the battery systems business was determined using an income approach, consistent with the Company’s analysis performed during the fourth quarter of 2024. The most critical assumptions used in the calculation of the fair value of the battery systems business were projected revenue growth rates, projected operating income and discount rates. Based on this interim impairment test, the Battery & Charging Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 18%, resulting in no impairment.

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

Additionally, as a result of the Company’s exit of the charging business, during the nine months ended September 30, 2025, the Company impaired $22 million of other intangible assets.

Other than as described above, the Company noted no events or circumstances related to any of the Company’s reporting units in the three and nine months ended September 30, 2025 that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill is as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, December 31, 2024	$1,235	$1,120	$468	$613	$3,436
Accumulated impairment losses, December 31, 2024	(502)	—	(468)	(109)	(1,079)
Net goodwill balance, December 31, 2024	$733	$1,120	$—	$504	$2,357
Goodwill during the period:
Impairment	—	—	—	(13)	(13)
Other, primarily translation adjustment	41	10	—	64	115
Ending balance, September 30, 2025	$774	$1,130	$—	$555	$2,459

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$344	$203	$141	$352	$172	$180
Customer relationships	6 - 15	636	369	267	610	321	289
Miscellaneous	2 - 5	10	9	1	9	7	2
Total amortized intangible assets		990	581	409	971	500	471
Unamortized trade names		4	—	4	3	—	3
Total other intangible assets		$994	$581	$413	$974	$500	$474

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$215	$196
Provisions for current period sales	70	60
Adjustments of prior estimates	5	1
Payments	(55)	(47)
Other, primarily translation adjustment	15	2
Ending balance, September 30	$250	$212

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2025	2024
Other current liabilities	$92	$88
Other non-current liabilities	158	127
Total product warranty liability	$250	$215

During the three and nine months ended September 30, 2025, the Company recognized an insurance recovery of $21 million related to a resolved historical warranty matter as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations. The related insurance proceeds were uncollected as of September 30, 2025, and included in Receivables, net in the Condensed Consolidated Balance Sheet.

NOTE 13 DEBT

As of September 30, 2025 and December 31, 2024, the Company had debt outstanding as follows:

	September 30,	December 31,
(in millions)	2025	2024
Short-term borrowings	$3	$61

Long-term debt
3.375% Senior notes due 03/15/25	—	334
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,097	1,095
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	496	495
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,161	1,022
5.400% Senior notes due 08/15/34 ($500 million par value)	493	493
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	35	46
Total long-term debt	3,897	4,100
Less: current portion	3	337
Long-term debt, net of current portion	$3,894	$3,763

On March 15, 2025, the Company’s 3.375% senior notes matured and were repaid in accordance with the terms of the indenture.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2025 and December 31, 2024, the Company had $3 million and $61 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest expense	$25	$24	$77	$56
Gain on debt extinguishment	—	(3)	—	(3)
Interest income	(16)	(17)	(44)	(36)
Interest expense, net	$9	$4	$33	$17

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2025. At September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2025 and December 31, 2024.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of September 30, 2025 and December 31, 2024, the estimated fair values of the Company’s senior unsecured notes totaled $3,689 million and $3,797 million, respectively. The estimated fair values were $173 million lower than their carrying value at September 30, 2025 and $257 million lower than their carrying value at December 31, 2024. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $37 million and $29 million at September 30, 2025 and December 31, 2024, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	September 30,	December 31,
(in millions)	2025	2024
Other current liabilities:
Payroll and employee related	$319	$361
Customer related	229	160
Indirect taxes	134	117
Income taxes payable	95	115
Product warranties (Note 12)	92	88
Operating leases	36	38
Dividends payable to noncontrolling stockholders	34	—
Supplier related	31	26
Accrued freight	30	22
Government grants	24	22
Employee termination benefits (Note 5)	32	31
Interest	17	31
Insurance	17	18
Derivative instruments	16	27
Other non-income taxes	14	12
Other restructuring (Note 5)	12	5
Deferred engineering	11	10
Retirement related	10	10
Other	143	123
Total other current liabilities	$1,296	$1,216

Other non-current liabilities:
Deferred income taxes	$177	$167
Product warranties (Note 12)	158	127
Other income tax liabilities	139	118
Operating leases	124	144
Derivative instruments	102	5
Deferred income	102	88
Other	98	92
Total other non-current liabilities	$900	$741

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$18	$—	$18	$—	A	$—
Net investment hedge contracts	$17	$—	$17	$—	A	$—
Liabilities:
Current earn-out liabilities	$3	$—	$—	$3	C	$—
Net investment hedge contracts	$98	$—	$20	$—	A	$—
Foreign currency contracts	$20	$—	$98	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$25	$—	$—	$—	—	$25
Foreign currency contracts	$24	$—	$24	$—	A	$—
Net investment hedge contracts	$84	$—	$84	$—	A	$—
Liabilities:
Current earn-out liabilities	$4	$—	$—	$4	C	$—
Non-current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$32	$—	$32	$—	A	$—

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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2025	$4	$3
Earn-out settlements	(4)	—
Reclassification	3	(3)
Balance at September 30, 2025	$3	$—

Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At September 30, 2025 and December 31, 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At September 30, 2025 and December 31, 2024, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At September 30, 2025 and December 31, 2024, the Company had no outstanding interest rate swaps or options.

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

At September 30, 2025, the following notional amounts related to foreign currency derivative contracts were outstanding, which mature through September 2027:

(in millions)	Notional Amount*
Traded Currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
Euro	352	$412
U.S. Dollar	394	$394
Mexican Peso	3,110	$169
Polish Zloty	606	$166
Korean Won	56,911	$40
Swiss Franc	30	$38
Hungarian Forint	11,738	$35
British Pound	23	$31

*Table above excludes non-significant traded currency with total notional amounts less than $10 million U.S. Dollar equivalent as of September 30, 2025.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At September 30, 2025 and December 31, 2024, the following cross-currency swap contracts were outstanding and mature through August 2030:

	Cross-currency swaps
(in millions)	September 30, 2025	December 31, 2024
U.S. Dollar to Euro:
Fixed receiving notional	$400	$1,100
Fixed paying notional	€355	€976
U.S. Dollar to Euro:
Fixed receiving notional	$500	$—
Fixed paying notional	€450	€—
U.S. Dollar to Euro:
Fixed receiving notional	$200	$—
Fixed paying notional	€179	€—
U.S. Dollar to Euro:
Fixed receiving notional	$500	$500
Fixed paying notional	€470	€470
U.S. Dollar to Japanese yen:
Fixed receiving notional	$100	$100
Fixed paying notional	¥12,724	¥12,724

During the nine months ended September 30, 2025, the Company unwound $700 million of cross-currency swap contracts originally maturing in July 2027, resulting in a cash outflow of approximately $4 million. The corresponding loss is expected to remain in accumulated other comprehensive income until the net investment is sold, completely liquidated or substantially liquidated. Concurrently, the Company executed two U.S. Dollar to Euro cross-currency swap contracts of $500 million maturing in July 2028 and $200 million maturing in August 2030.

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

Fair Value of Derivative Instruments in the Balance Sheet

At September 30, 2025 and December 31, 2024, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2025	December 31, 2024	Location	September 30, 2025	December 31, 2024
Foreign currency	Prepayments and other current assets	$15	$18	Other current liabilities	$16	$23
Foreign currency	Other non-current assets	$3	$5	Other non-current liabilities	$4	$5
Net investment hedges	Other non-current assets	$17	$84	Other non-current liabilities	$98	$—
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$—	$1	Other current liabilities	$—	$4

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2025 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2025	December 31, 2024
Cash flow hedges:
Foreign currency	$1	$(7)	$(1)
Net investment hedges:
Cross-currency swaps	$(82)	$84	$—
Foreign currency-denominated debt	31	168	—
Total	$(50)	$245	$(1)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below.

	Three Months Ended September 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,591	$2,927	$341	$30
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(11)
Gain (loss) reclassified from AOCI to income	$1	$(2)	$—	$—

	Nine Months Ended September 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,744	$8,801	$973	$182
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$—
Gain (loss) reclassified from AOCI to income	$1	$(8)	$(2)	$—

	Three Months Ended September 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,449	$2,813	$340	$130
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$23
Gain (loss) reclassified from AOCI to income	$1	$4	$—	$—

	Nine Months Ended September 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,647	$8,682	$1,010	$20
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$19
Gain (loss) reclassified from AOCI to income	$1	$26	$—	$—

The were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2025	2024	2025	2024
Cross-currency swaps	$27	$(33)	$(166)	$5
Foreign currency-denominated debt	$(3)	$(42)	$(137)	$(10)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2025	2024	2025	2024
Cross-currency swaps	$6	$6	$18	$17
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

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2025	2024	2025	2024
Foreign currency	Selling, general and administrative expenses	$1	$1	$(2)	$1

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The Company expects to contribute a total of approximately $25 million into its defined benefit pension plans during 2025, of which $17 million has been contributed through the nine months ended September 30, 2025. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2025		2024
Three Months Ended September 30,	US	Non-US	US	Non-US	2025	2024
Service cost	$—	$3	$—	$2	$—	$—
Interest cost	1	5	2	5	—	—
Expected return on plan assets	(1)	(4)	(1)	(3)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	—	—
Amortization of unrecognized loss	1	2	—	2	—	—
Net periodic benefit cost	$—	$6	$—	$6	$—	$—

	Pension benefits				Other postemployment benefits
(in millions)	2025		2024
Nine Months Ended September 30,	US	Non-US	US	Non-US	2025	2024
Service cost	$—	$11	$—	$9	$—	$—
Interest cost	4	14	5	15	1	1
Expected return on plan assets	(4)	(12)	(4)	(11)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(1)	(1)
Amortization of unrecognized loss	3	4	2	4	—	—
Net periodic benefit expense (income)	$2	$17	$2	$17	$—	$—

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.
In August 2025, the Company executed an amendment to the plan document of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”) to terminate the plan effective October 31, 2025. The termination of the U.S. Pension Plan is expected to take up to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. At December 31, 2024, the fair value of the U.S. Pension Plan’s assets exceeded projected benefit obligation by $8 million under U.S. GAAP.

In December 2024, the Company entered into a second buy-in contract with an insurance company related to its U.K. pension plan (the first buy-in contract was entered into in 2019). Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2024, the U.K. pension plan had plan assets of $118 million, of which 83% were held by the insurance company and invested in insurance annuities. The remaining plan assets of 17% were held in cash and transferred to the insurance company in 2025. The projected benefit obligation of the U.K. pension plan at December 31, 2024 was $98 million under U.S. GAAP. The U.K. pension plan was overfunded by $20 million as of December 31, 2024, under U.S. GAAP.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2025 and 2024, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2025	$3	$2,640	$(2,597)	$6,745	$(868)	$146	$6,069
Dividends declared ($0.17 per share*)	—	—	—	(36)	—	1	(35)
Issuance for executive stock plan, net of tax	—	9	—	—	—	—	9
Issuance of restricted stock, net of tax	—	12	(6)	—	—	—	6
Purchase of treasury stock	—	—	(101)	—	—	—	(101)
Net earnings	—	—	—	158	—	15	173
Other comprehensive income (loss)	—	—	—	—	30	(1)	29
Balance, September 30, 2025	$3	$2,661	$(2,704)	$6,867	$(838)	$161	$6,150

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2024	$3	$2,645	$(2,237)	$6,620	$(938)	$192	$6,285
Dividends declared ($0.11 per share*)	—	—	—	(24)	—	(22)	(46)
Issuance for executive stock plan, net of tax	—	8	—	—	—	—	8
Issuance of restricted stock, net of tax	—	4	5	—	—	—	9
Purchase of treasury stock	—	—	(304)	—	—	—	(304)
Net earnings	—	—	—	234	—	15	249
Other comprehensive income	—	—	—	—	130	11	141
Spin-Off of PHINIA	—	—	—	10	—	—	10
Balance, September 30, 2024	$3	$2,657	$(2,536)	$6,840	$(808)	$196	$6,352

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2024	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.39 per share*)	—	—	—	(84)	—	(56)	(140)
Issuance for executive stock plan, net of tax	—	(1)	16	—	—	—	15
Issuance of restricted stock, net of tax	—	(12)	27	—	—	—	15
Purchase of treasury stock	—	—	(210)	—	—	—	(210)
Net earnings	—	—	—	539	—	37	576
Other comprehensive income	—	—	—	—	182	6	188
Balance, September 30, 2025	$3	$2,661	$(2,704)	$6,867	$(838)	$161	$6,150

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2023	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.33 per share*)	—	—	—	(74)	—	(89)	(163)
Issuance for executive stock plan, net of tax	—	(14)	21	—	—	—	7
Issuance of restricted stock, net of tax	—	(18)	35	—	—	—	17
Purchase of treasury stock	—	—	(404)	—	—	—	(404)
Net earnings	—	—	—	743	—	44	787
Other comprehensive income	—	—	—	—	20	3	23
Spin-Off of PHINIA	—	—	—	19	—	—	19
Balance, September 30, 2024	$3	$2,657	$(2,536)	$6,840	$(808)	$196	$6,352
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2025 and 2024.

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, June 30, 2025	$(720)	$(12)	$(136)	$(868)
Comprehensive income (loss) before reclassifications	14	11	8	33
Income taxes associated with comprehensive income (loss) before reclassifications	(2)	—	—	(2)
Reclassification from accumulated other comprehensive income (loss)	—	1	(2)	(1)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	—	—
Ending balance, September 30, 2025	$(708)	$—	$(130)	$(838)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, June 30, 2024	$(816)	$10	$(132)	$(938)
Comprehensive income (loss) before reclassifications	143	(23)	(1)	119
Income taxes associated with comprehensive income (loss) before reclassifications	16	—	3	19
Reclassification from accumulated other comprehensive income (loss)	—	(5)	(1)	(6)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(2)	(2)
Ending balance, September 30, 2024	$(657)	$(18)	$(133)	$(808)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive income (loss) before reclassifications	109	—	2	111
Income taxes associated with comprehensive income (loss) before reclassifications	65	—	3	68
Reclassification from accumulated other comprehensive income (loss)	—	9	(5)	4
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, September 30, 2025	$(708)	$—	$(130)	$(838)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive income (loss) before reclassifications	67	(19)	7	55
Income taxes associated with comprehensive income (loss) before reclassifications	(5)	—	2	(3)
Reclassification from accumulated other comprehensive income (loss)	—	(27)	(4)	(31)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, September 30, 2024	$(657)	$(18)	$(133)	$(808)

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

On September 19, 2024, the Company commenced a lawsuit in Delaware Superior Court against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA have also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, during the three and nine months ended September 30, 2025, the Company recorded a net charge of $38 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025, after giving effect to the Settlement Agreement, the Company had assets related to these VAT refunds of approximately $52 million and $26 million included in Receivables, net and Investments and long-term receivables, respectively, in the Company’s Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of September 30, 2025 and December 31, 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million as of both September 30, 2025 and December 31, 2024, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2025, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of September 30, 2025.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.4 million and 1.0 million performance share units excluded from the computation of the diluted earnings for the three months ended September 30, 2025 and 2024, respectively. There were 1.3 million and 0.9 million performance share units excluded from the computation of the diluted earnings for the nine months ended September 30, 2025 and 2024, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net earnings from continuing operations	$158	$242	$539	$770
Weighted average shares of common stock outstanding	213.7	223.1	215.7	225.7
Basic earnings per share of common stock	$0.74	$1.08	$2.50	$3.41

Diluted earnings per share:
Net earnings from continuing operations	$158	$242	$539	$770
Weighted average shares of common stock outstanding	213.7	223.1	215.7	225.7
Effect of stock-based compensation	2.8	1.4	1.9	1.1
Weighted average shares of common stock outstanding including dilutive shares	216.5	224.5	217.6	226.8
Diluted earnings per share of common stock	$0.73	$1.08	$2.48	$3.40

NOTE 22 REPORTABLE SEGMENTS

The Company discloses segment information under four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. The four reportable segments are consistent with the operating segments that are evaluated by management, including the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The reportable segments are further described below. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Three Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$1,436	$1,447	$576	$132	$—	$3,591
Net sales - inter-segment	1	5	6	—	(12)	—
Net sales	$1,437	$1,452	$582	$132	$(12)	$3,591

Cost of sales	1,138	1,137	498	124
Selling, general and administrative expenses - R&D, net	50	34	94	9
Selling, general and administrative expenses - Other	29	18	26	8
Other segment items[1]	1	(4)	(1)	(2)

Segment Adjusted Operating Income (Loss)	$219	$267	$(35)	$(7)

	Nine Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$4,370	$4,227	$1,706	$441	$—	$10,744
Net sales - inter-segment	2	15	18	—	(35)	—
Net sales	$4,372	$4,242	$1,724	$441	$(35)	$10,744

Cost of sales	3,470	3,345	1,500	425
Selling, general and administrative expenses - R&D, net	135	95	286	30
Selling, general and administrative expenses - Other	84	36	55	28
Other segment items[1]	2	(4)	(6)	(1)

Segment Adjusted Operating Income (Loss)	$681	$770	$(111)	$(41)

	Three Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$1,385	$1,362	$505	$197	$—	$3,449
Net sales - inter-segment	1	3	7	—	(11)	—
Net sales	$1,386	$1,365	$512	$197	$(11)	$3,449

Cost of sales	1,112	1,080	417	182
Selling, general and administrative expenses - R&D, net	45	30	99	13
Selling, general and administrative expenses - Other	25	6	19	12
Other segment items[1]	2	(2)	(4)	(2)

Segment Adjusted Operating Income (Loss)	$202	$251	$(19)	$(8)

	Nine Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$4,472	$4,218	$1,390	$567	$—	$10,647
Net sales - inter-segment	3	8	22	—	(33)	—
Net sales	$4,475	$4,226	$1,412	$567	$(33)	$10,647

Cost of sales	3,606	3,347	1,204	532
Selling, general and administrative expenses - R&D, net	130	87	302	37
Selling, general and administrative expenses - Other	81	24	42	34
Other segment items[1]	4	(2)	(6)	(3)

Segment Adjusted Operating Income (Loss)	$654	$770	$(130)	$(33)
_______________

[1] Other segment items include other income and expenses to derive at segment adjusted operating income.

Segment Adjusted Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Turbos & Thermal Technologies	$219	$202	$681	$654
Drivetrain & Morse Systems	267	251	770	770
PowerDrive Systems	(35)	(19)	(111)	(130)
Battery & Charging Systems	(7)	(8)	(41)	(33)
Segment Adjusted Operating Income	444	426	1,299	1,261
Corporate, including stock-based compensation	59	76	189	196
Accelerated depreciation[1]	60	27	81	35
Restructuring expense (Note 5)	23	21	71	65
Intangible asset amortization expense	16	17	49	51
Impairment charges	—	—	42	—
Legal settlement (Note 20)	38	—	38	—
Costs to exit charging business (Note 3)	—	—	32	—
Chief Executive Officer ("CEO") transition compensation[2]	5	—	11	—
Write-off of customer incentive asset (Note 4)	—	—	7	—
Adjustments associated with Spin-Off related balances[2]	8	3	7	14
Loss on sale of assets[2]	1	—	6	—
Merger and acquisition expense, net[2]	2	(5)	4	—
Loss on sale of businesses[2]	1	6	2	3
Collective bargaining agreement ratification bonus[2]	—	4	—	4
Commercial contract settlement[2]	—	—	—	15
Insurance recovery (Note 12)	(21)	—	(21)	—
Other non-comparable items	4	7	7	16
Equity in affiliates’ earnings, net of tax	(11)	(6)	(29)	(23)
Unrealized gain on equity securities	(1)	(2)	(2)	—
Interest expense, net	9	4	33	17
Other postretirement expense	3	4	8	10
Earnings from continuing operations before income taxes and noncontrolling interest	$248	$270	$764	$858
_______________

[1] Accelerated depreciation represents charges related to property, plant and equipment that were decommissioned or are in the process of being decommissioned.
[2] Refer to Note 7, “Other operating expense (income), net,” to the Condensed Consolidated Financial Statements for more information.

Segment information

	Depreciation and amortization		Long-lived asset expenditures[1]		Total assets
(in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	September 30, 2025	December 31, 2024
Turbos & Thermal Technologies	$43	$44	$46	$50	$3,960	$3,693
Drivetrain & Morse Systems	47	74	26	29	3,953	3,872
PowerDrive Systems	44	44	33	54	2,883	2,792
Battery & Charging Systems	75	16	4	22	945	1,082
Total	209	178	109	155	11,741	11,439
Corporate[2]	10	7	2	—	2,755	2,554
Consolidated	$219	$185	$111	$155	$14,496	$13,993

	Depreciation and amortization		Long-lived asset expenditures[1]
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Turbos & Thermal Technologies	$125	$131	$115	$131
Drivetrain & Morse Systems	166	182	67	88
PowerDrive Systems	132	121	101	208
Battery & Charging Systems	106	39	16	73
Total	529	473	299	500
Corporate	24	22	8	10
Consolidated	$553	$495	$307	$510
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$576	$787
Net loss from discontinued operations	—	(27)
Net earnings from continuing operations	576	814
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	504	444
Intangible asset amortization	49	51
Restructuring expense, net of cash paid	31	8
Stock-based compensation expense	52	46
Gain on debt extinguishment	—	(3)
Impairment charges	42	—
Costs to exit charging business	32	—
Loss on sale of assets	6	—
Loss on sale of businesses	2	3
Deferred income tax benefit	(73)	(79)
Unrealized gain on equity securities	(2)	—
Other non-cash adjustments	14	2
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	657	472
Retirement plan contributions	(17)	(16)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(305)	(83)
Inventories	78	(54)
Prepayments and other current assets	15	(25)
Accounts payable and accrued expenses	(23)	(307)
Prepaid taxes and income taxes payable	(20)	(58)
Other assets and liabilities	68	(43)
Net cash provided by operating activities from continuing operations	$1,029	$700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$118	$96
Income taxes, net of refunds	$268	$268

	Balance as of:
Non-cash investing transactions:	September 30, 2025	December 31, 2024
Period end accounts payable related to property, plant and equipment purchases	$69	$106

NOTE 24 DISCONTINUED OPERATIONS

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA have continued to provide certain services to each other following the Spin-Off such as information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services, which continued through September 30, 2025. The transition services agreement expired and all related services ended on September 30, 2025. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. During the three and nine months ended September 30, 2025, there were no activities related to those services. During the nine months ended September 30, 2024, the Company provided services at a cost of $7 million to PHINIA and PHINIA provided services at a cost of $2 million to the Company.

The Company incurred an expense of $4 million and $28 million related to the Spin-Off during the three and nine months ended September 30, 2024, respectively. These costs are reflected within Net loss from discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which substantially concluded as of December 31, 2024.

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the three months ended September 30, 2025 and 2024, the Company’s eProducts revenue was approximately $606 million and $639 million, respectively, or 17% and 19% of its total revenue, respectively. During the nine months ended September 30, 2025 and 2024, the Company’s eProducts revenue was approximately $1,901 million and $1,721 million, respectively, or 18% and 16% of its total revenue, respectively.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit in Delaware Superior Court against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA have also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, during the three and nine months ended September 30, 2025, the Company recorded a net charge of $38 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025, after giving effect to the Settlement Agreement, the Company had assets related to these VAT refunds of approximately $52 million and $26 million included in Receivables, net and Investments and long-term receivables, respectively, in the Company’s Condensed Consolidated Balance Sheet.

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

North Carolina Facility Hurricane

On September 26, 2024, a hurricane made landfall in North Carolina disrupting operations at the Company’s facility in Arden, North Carolina (the “Arden Plant”). The Arden Plant was largely untouched, but the Company experienced some loss or damage to the Company’s assets amounting to less than $10 million. The Arden plant resumed full operations during the fourth quarter of 2024. The Company’s insurance policies (less applicable deductibles) covered the repair or replacement of the Company’s assets that incurred loss or damage and provided coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that were incurred related to the damages and losses sustained. During the nine months ended September 30, 2025, the Company recorded committed insurance recoveries of approximately $9 million, which is included as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations and was fully collected as of September 30, 2025.

Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 3, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Part 1, Item 1 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition, termination or other changes in tariffs (including retaliatory tariffs), the commencement or termination of consumer tax incentives, such as EV tax credits and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on our sales. The weighted average market production, as estimated by the Company for the nine months ended September 30, 2025, was up approximately 1% from the nine months ended September 30, 2024. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

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

Outlook

The Company expects global industry production to be roughly flat year-over-year in 2025. The Company expects net new business-related sales growth and cost recovery actions to be mitigated by the impact of declining sales in the Company’s battery and charging systems segment. As a result, at the mid-point of its outlook, the Company expects sales to be roughly flat year-over-year, excluding the impact of foreign currencies. While the outlook incorporates tariffs known as of the date of this filing, to the extent current tariffs and retaliatory tariffs by the United States and other countries increase, industry production and demand for the Company’s products could decrease, which could adversely impact the Company’s 2025 sales outlook.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

The following table presents a summary of our operating results:

	Three Months Ended September 30,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,437	40.0%	$1,386	40.2%
Drivetrain & Morse Systems	1,452	40.4	1,365	39.6
PowerDrive Systems	582	16.2	512	14.8
Battery & Charging Systems	132	3.7	197	5.7
Inter-segment eliminations	(12)	(0.3)	(11)	(0.3)
Total net sales	3,591	100.0	3,449	100.0
Cost of sales	2,927	81.5	2,813	81.6
Gross profit	664	18.5	636	18.4
Selling, general and administrative expenses - R&D, net	189	5.3	190	5.5
Selling, general and administrative expenses - Other	152	4.2	150	4.3
Restructuring expense	23	0.6	21	0.6
Other operating expense, net	52	1.4	5	0.1
Operating income	248	6.9	270	7.8
Equity in affiliates’ earnings, net of tax	(11)	(0.3)	(6)	(0.2)
Unrealized gain on equity securities	(1)	—	(2)	(0.1)
Interest expense, net	9	0.3	4	0.1
Other postretirement expense	3	0.1	4	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	248	6.9	270	7.8
Provision for income taxes	75	2.1	13	0.4
Net earnings from continuing operations	173	4.8	257	7.5
Net loss from discontinued operations	—	—	(8)	(0.2)
Net earnings	173	4.8	249	7.2
Net earnings from continuing operations attributable to noncontrolling interest	15	0.4	15	0.4
Net earnings attributable to BorgWarner Inc.	$158	4.4%	$234	6.8%
Earnings per share from continuing operations — diluted	$0.73		$1.08

Net sales
Net sales for the three months ended September 30, 2025 totaled $3,591 million, an increase of $142 million, or 4%, compared to the three months ended September 30, 2024. The change in net sales for the three months ended September 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $69 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business, including higher market production and light vehicle eProduct sales, partially offset by downtime at one of the Company’s European customers due to a cyber related shutdown, unfavorable customer pricing and increased sales by approximately $54 million. The weighted average market production as estimated by the Company was up approximately 4% from the three months ended September 30, 2024.
•Tariff customer recoveries increased sales by approximately $19 million.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,927 million and 81.5%, respectively, during the three months ended September 30, 2025, compared to $2,813 million and 81.6%, respectively, during the three months ended September 30, 2024. The change in cost of sales for the three months ended September 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $60 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business partially offset by purchasing savings, increased cost of sales by approximately $43 million.
•Tariff expense incurred, offset by customer recoveries, increased cost of sales by approximately $17 million.

Gross profit and gross margin were $664 million and 18.5%, respectively, during the three months ended September 30, 2025, compared to $636 million and 18.4%, respectively, during the three months ended September 30, 2024. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended September 30, 2025 was $341 million as compared to $340 million for the three months ended September 30, 2024. SG&A as a percentage of net sales was 9.5% and 9.9% for the three months ended September 30, 2025 and 2024, respectively. The change in SG&A was primarily attributable to:

•Fluctuations in foreign currencies resulted in a year-over-year increase in SG&A costs of approximately $9 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won and Indian Rupee, in each case relative to the U.S. Dollar.
•Employee-related and other administrative costs decreased by $7 million primarily related to incentive compensation.

Restructuring expense was $23 million and $21 million for the three months ended September 30, 2025 and 2024, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended September 30, 2024, the Company recorded $18 million of restructuring costs related to this plan. The actions under this plan are complete. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to increased market volatility, which could include realignment of the segment’s manufacturing footprint. During the three months ended September 30, 2025 and 2024, the Company recorded $12 million of restructuring charges related to this plan. The resulting annual cost savings related to this plan are expected to be in the range of at least $100 million to $120 million by 2026.

During the three months ended September 30, 2025, the Company recorded $11 million of restructuring costs for individually approved restructuring actions.

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating expense, net was expense of $52 million and $5 million for the three months ended September 30, 2025 and 2024, respectively. The change in Other operating expense, net was primarily due to:

•During the three months ended September 30, 2025, the Company recorded a charge of $38 million related to a legal settlement, inclusive of associated legal fees. Refer to Note 20, “Contingencies” to the Condensed Consolidated Financial Statements for more information.
•During the three months ended September 30, 2025, the Company recorded expense of $8 million primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA, unrelated to the legal settlement discussed above. During the three months ended September 30, 2024, the Company recorded expense of $3 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.
•During the three months ended September 30, 2025, the Company recorded charges of $5 million related to duplicative CEO compensation.
•During the three months ended September 30, 2025, the Company recorded merger and acquisition expense, net of $2 million primarily related to professional fees associated with specific acquisition initiatives. During the three months ended September 30, 2024, the Company recorded a gain related to merger and acquisition activity of $5 million, primarily due to a $6 million revision of its expected earn-out-related to the Drivetek acquisition, offset by expenses primarily related to professional fees associated with specific acquisition initiatives.
•During the three months ended September 30, 2025, the Company recorded a loss of $1 million related to the sale of equipment from a closed facility in North America.
•During the three months ended September 30, 2025, the Company recorded charges of $1 million, related to a business closure in North America, a plant disposal in China and the sale of an operation in Europe. During the three months ended September 30, 2024, the Company recorded charges of $6 million related to the estimated loss on an immaterial business that met held for sale accounting criteria.
•During the three months ended September 30, 2024, the Company recorded $4 million of expense for bonuses related to the ratification of a collective bargaining agreement at a facility in the State of New York.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $11 million and $6 million for the three months ended September 30, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $9 million and $4 million for the three months ended September 30, 2025 and 2024, respectively. This increase was primarily due to higher debt levels following the Company’s issuance of $1 billion of notes in August 2024.

Provision for income taxes was a provision of $75 million for the three months ended September 30, 2025, resulting in an effective rate of 30%. This is compared to an expense of $13 million, or an effective rate of 5%, for the three months ended September 30, 2024. During the three months ended

September 30, 2025, the Company recorded a discrete tax expense of $7 million related to various changes in filing positions for prior years and a discrete tax benefit of $6 million related to the exit of the charging business. During the three months ended September 30, 2024, the Company recorded a discrete tax benefit of $18 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $36 million related to post Spin-Off restructuring and a discrete tax benefit of $1 million related to various changes in filing positions for prior years.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

The following table presents a summary of our operating results:

	Nine Months Ended September 30,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$4,372	40.7%	$4,475	42.0%
Drivetrain & Morse Systems	4,242	39.5	4,226	39.7
PowerDrive Systems	1,724	16.0	1,412	13.3
Battery & Charging Systems	441	4.1	567	5.3
Inter-segment eliminations	(35)	(0.3)	(33)	(0.3)
Total net sales	10,744	100.0	10,647	100.0
Cost of sales	8,801	81.9	8,682	81.5
Gross profit	1,943	18.1	1,965	18.5
Selling, general and administrative expenses - R&D, net	553	5.1	566	5.3
Selling, general and administrative expenses - Other	420	3.9	444	4.2
Restructuring expense	71	0.7	65	0.6
Other operating expense, net	83	0.8	28	0.3
Impairment charges	42	0.4	—	—
Operating income	774	7.2	862	8.1
Equity in affiliates’ earnings, net of tax	(29)	(0.3)	(23)	(0.2)
Unrealized gain on equity securities	(2)	—	—	—
Interest expense, net	33	0.3	17	0.2
Other postretirement expense	8	0.1	10	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	764	7.1	858	8.1
Provision for income taxes	188	1.7	44	0.4
Net earnings from continuing operations	576	5.4	814	7.6
Net loss from discontinued operations	—	—	(27)	(0.3)
Net earnings	576	5.4	787	7.4
Net earnings from continuing operations attributable to noncontrolling interest	37	0.3	44	0.4
Net earnings attributable to BorgWarner Inc.	$539	5.0%	$743	7.0%
Earnings per share from continuing operations — diluted	$2.48		$3.40

Net sales
Net sales for the nine months ended September 30, 2025 totaled $10,744 million, an increase of $97 million, compared to the nine months ended September 30, 2024. The change in net sales for the nine months ended September 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $50 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business, including higher market production and light vehicle eProduct sales, partially offset by downtime at one of the Company’s European customers due to a cyber related shutdown, unfavorable customer pricing and increased sales by approximately $19 million. The weighted average market production as estimated by the Company was up approximately 1% from the nine months ended September 30, 2024.
•Tariff customer recoveries increased sales by approximately $28 million.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $8,801 million and 81.9%, respectively, during the nine months ended September 30, 2025, compared to $8,682 million and 81.5%, respectively, during the nine months ended September 30, 2024. The change in cost of sales for the nine months ended September 30, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $46 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business partially offset by purchasing savings, increased cost of sales by approximately $35 million.
•Tariff expense incurred, partially offset by customer recoveries, increased cost of sales by approximately $38 million.

Gross profit and gross margin were $1,943 million and 18.1%, respectively, during the nine months ended September 30, 2025, compared to $1,965 million and 18.5%, respectively, during the nine months ended September 30, 2024. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the nine months ended September 30, 2025 was $973 million as compared to $1,010 million for the nine months ended September 30, 2024. SG&A as a percentage of net sales was 9.1% and 9.5% for the nine months ended September 30, 2025 and 2024, respectively. The change in SG&A was primarily attributable to:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in SG&A costs of approximately $12 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Employee-related and other administrative costs decreased by $10 million primarily related to incentive compensation.
•Research and Development (“R&D”) costs decreased by $13 million. R&D costs, net of customer reimbursements, were 5.1% and 5.3% of net sales for the nine months ended September 30, 2025 and 2024, respectively.

Restructuring expense was $71 million and $65 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the nine months ended September 30, 2025 and 2024, the Company recorded $8 million and $52 million, respectively, of restructuring costs related to this plan. The actions under this plan are complete.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment. During the nine months ended September 30, 2025 and 2024, the Company recorded $29 million and $13 million of restructuring charges related to this plan.

During the nine months ended September 30, 2025, the Company recorded $34 million of restructuring costs for individually approved restructuring actions.

Other operating expense, net was an expense of $83 million and $28 million for the nine months ended September 30, 2025 and 2024, respectively. The change in Other operating expense, net was primarily due to:

•During the nine months ended September 30, 2025, the Company recorded a charge of $38 million related to a legal settlement, inclusive of associated legal fees. Refer to Note 20, “Contingencies” to the Condensed Consolidated Financial Statements for more information.
•During the nine months ended September 30, 2025, the Company recorded charges of $23 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.
•During the nine months ended September 30, 2025, the Company recorded charges of $11 million related to duplicative CEO compensation.
•During the nine months ended September 30, 2025 the Company recorded expense of $7 million, primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA, unrelated to the legal settlement discussed above. During the nine months ended September 30, 2024, the Company recorded expense of $14 million, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.
•During the nine months ended September 30, 2025, the Company recorded a loss of $6 million related to the sale of equipment from a closed facility in North America.
•During the nine months ended September 30, 2025, the Company recorded merger and acquisition expense of $4 million primarily related to professional fees associated with specific acquisition initiatives. During the nine months ended September 30, 2024, the Company recorded merger and acquisition expense, net was less than $1 million primarily related to professional fees associated with specific acquisition initiatives offset by a gain of $6 million related to the revision of its expected earn-out related to the Drivetek acquisition.
•During the nine months ended September 30, 2025, the Company recorded a loss of $2 million related to a business closure in North America, a plant disposal in China and the sale of an operation in Europe. During the nine months ended September 30, 2024, the Company recorded an estimated loss of $3 million on an immaterial business that met held for sale accounting criteria.
•During the nine months ended September 30, 2024, the Company recorded $4 million of expense for bonuses related to the ratification of a collective bargaining agreement at a facility in the State of New York.
•During the nine months ended September 30, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its 2023 acquisition of the electric hybrid systems business segment of Eldor Corporation.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Impairment charges were $42 million for the nine months ended September 30, 2025. The Company recorded impairments of intangible assets, goodwill and fixed assets related to the planned exit of its charging business and the consolidation of the Company’s North American battery systems business footprint within the Battery & Charging Systems reportable segment.

Equity in affiliates’ earnings, net of tax was $29 million and $23 million the nine months ended September 30, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $33 million and $17 million for the nine months ended September 30, 2025 and 2024, respectively. This increase was primarily due to higher debt levels following the Company’s issuance of $1 billion of notes in August 2024.

Provision for income taxes was $188 million for the nine months ended September 30, 2025, resulting in an effective rate of 25%. This compared to $44 million, or an effective rate of 5%, for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded a discrete tax benefit of $12 million related to the exit of the charging business, a discrete tax expense of $4 million related to net changes to valuation allowances and a discrete tax expense of $3 million related to various changes in filing positions for prior years. During the nine months ended September 30, 2024, the Company recorded a discrete tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax benefit of $36 million related to post Spin-Off restructuring and a discrete tax benefit of $4 million related to various changes in filing positions for prior years

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.73 and $1.08 for the three months ended September 30, 2025 and 2024, respectively and $2.48 and $3.40 nine months ended September 30, 2025 and 2024, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-comparable items:	2025	2024	2025	2024
Accelerated depreciation	$(0.19)	$(0.10)	$(0.28)	$(0.13)
Restructuring expense	(0.10)	(0.07)	(0.26)	(0.21)
Impairment charges	—	—	(0.16)	—
Legal settlement	(0.18)	—	(0.18)	—
Costs to exit charging business	—	—	(0.14)	—
Chief Executive Officer ("CEO") transition compensation	(0.02)	—	(0.05)	—
Write-off of customer incentive asset	—	—	(0.03)	—
Adjustments associated with Spin-Off related balances	(0.04)	(0.01)	(0.03)	(0.06)
Loss on sale of assets	(0.01)	—	(0.02)	—
Merger and acquisition expense, net	—	0.02	(0.02)	—
Loss on sale of businesses	(0.01)	(0.03)	(0.01)	(0.02)
Insurance recovery	0.07	—	0.07	—
Unrealized gain on equity securities	0.01	0.01	0.01	—
Commercial contract settlement	—	(0.02)	—	(0.06)
Collective bargaining agreement ratification bonus	—	(0.01)	—	(0.01)
Gain on debt extinguishment	—	0.01	—	0.01
Tax adjustments	—	0.23	0.06	0.65
Other non-comparable items	(0.04)	(0.04)	(0.05)	(0.07)
Total impact of non-comparable items per share - diluted	$(0.51)	$(0.01)	$(1.09)	$0.10

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,437	$219	15.2%	$1,386	$202	14.6%
Drivetrain & Morse Systems	1,452	267	18.4%	1,365	251	18.4%
PowerDrive Systems	582	(35)	(6.0)%	512	(19)	(3.7)%
Battery & Charging Systems	132	(7)	(5.3)%	197	(8)	(4.1)%
Inter-segment eliminations	(12)	—		(11)	—
Totals for reportable segments	$3,591	$444		$3,449	$426

The Turbos & Thermal Technologies segment’s net sales increased $51 million, or 4%, and Segment Adjusted Operating Income increased $17 million from the three months ended September 30, 2024. Foreign currencies resulted in an year-over-year increase in net sales of approximately $38 million due to a strengthening in the Euro and British Pound, in each case relative to the U.S. Dollar. The increase, excluding the impact of foreign currencies, was primarily due to approximately $13 million of volume, mix and net new business driven by higher turbocharger sales in the Americas. Segment Adjusted Operating Margin was 15.2% for the three months ended September 30, 2025, compared to 14.6% during the three months ended September 30, 2024. The Segment Adjusted Operating Income increased due to higher sales, supply chain savings and restructuring savings, partially offset by net tariff expenses.

The Drivetrain & Morse Systems segment’s net sales increased $87 million, or 6%, and Segment Adjusted Operating Income increased $16 million from the three months ended September 30, 2024. The increase in net sales was primarily due to approximately $70 million of volume, mix and net new business driven by higher transfer case volumes in the Americas and China, partially offset by downtime at one of the Company’s European customers due to a cyber related shutdown. Foreign currencies resulted in a year-over-year increase in net sales of approximately $17 million due to the strengthening in the Euro and Thai Baht, partially offset by the weakening in the Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was 18.4% for the three months ended September 30, 2025 and 2024. The Segment Adjusted Operating Income increased primarily due to higher sales, supply chain savings and manufacturing efficiencies, partially offset by net tariff expenses.

The PowerDrive Systems segment’s net sales increased $70 million, or 14%, and Segment Adjusted Operating Loss increased $16 million from the three months ended September 30, 2024. The increase in net sales was primarily due to approximately $61 million of volume, mix and net new business driven by eProducts growth in China and Europe. Foreign currencies resulted in a year-over-year increase in net sales of approximately $9 million due to the strengthening in the Euro, partially offset by the weakening in the Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was (6.0)% for the three months ended September 30, 2025, compared to (3.7)% during the three months ended September 30, 2024. The Segment Adjusted Operating Loss increased primarily due to customer pricing, including higher recoveries in 2024.

The Battery & Charging Systems segment’s net sales decreased $65 million, or 33%, and Segment Adjusted Operating Loss decreased $1 million from the three months ended September 30, 2024. The decrease in net sales was primarily due to approximately $63 million of volume, mix and net new business and the exit of the charging business. Normal customer commodity pass-through arrangements decreased net sales by $7 million. These decreases were partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $5 million due to the strengthening in the Euro relative to the U.S. Dollar. Segment Adjusted Operating Margin was (5.3)% for the three months ended September 30, 2025, compared to (4.1)% during the three months ended September 30, 2024. The Segment Adjusted Operating Loss was relatively flat as the impact of lower sales was offset by restructuring savings and other operational improvements.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$4,372	$681	15.6%	$4,475	$654	14.6%
Drivetrain & Morse Systems	4,242	770	18.2%	4,226	770	18.2%
PowerDrive Systems	1,724	(111)	(6.4)%	1,412	(130)	(9.2)%
Battery & Charging Systems	441	(41)	(9.3)%	567	(33)	(5.8)%
Inter-segment eliminations	(35)	—		(33)	—
Totals for reportable segments	$10,744	$1,299		$10,647	$1,261

The Turbos & Thermal Technologies segment’s net sales decreased $103 million, or 2%, and Segment Adjusted Operating Income increased $27 million from the nine months ended September 30, 2024. The decrease in net sales was primarily due to approximately $127 million of volume, mix and net new business driven by a decline in market production. Foreign currencies resulted in a year-over-year increase in net sales of approximately $24 million primarily due to the strengthening of the Euro and British Pound, partially offset by the weakening of the Brazilian Real and Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was 15.6% for the nine months ended September 30, 2025, compared to 14.6% during the nine months ended September 30, 2024. The Segment Adjusted Operating Income increased primarily due to supply chain savings and restructuring savings, partially offset by lower sales and net tariff expenses.

The Drivetrain & Morse Systems segment’s net sales increased $16 million from the nine months ended September 30, 2024. Foreign currencies resulted in a year-over-year increase in net sales of approximately $15 million primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won, in each case relative to the U.S. Dollar. The increase, excluding the impact of foreign currencies, was primarily due to approximately $1 million of volume, mix and net new business driven by higher transfer case volumes in the Americas and China, partially offset by downtime at one of the Company’s European customers due to a cyber related shutdown. Segment Adjusted Operating Income was flat from the nine months ended September 30, 2024. Segment Adjusted Operating Margin was 18.2% for the nine months ended September 30, 2025 and 2024.

The PowerDrive Systems segment’s net sales increased $312 million, or 22%, and Segment Adjusted Operating Loss decreased $19 million from the nine months ended September 30, 2024. The increase in net sales was primarily due to approximately $307 million of volume, mix and net new business driven by eProducts growth in China and Europe. Foreign currencies resulted in a year-over-year increase in net sales of approximately $5 million primarily due to the strengthening of the Euro, partially offset by the weakening of the Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating Margin was (6.4)% for the nine months ended September 30, 2025, compared to (9.2)% during the nine months ended September 30, 2024. The Segment Adjusted Operating Loss decreased primarily due to higher sales and supply chain and restructuring savings, offset by customer pricing, including higher recoveries in 2024.

The Battery & Charging Systems segment’s net sales decreased $126 million, or 22%, and Segment Adjusted Operating Loss increased $8 million from the nine months ended September 30, 2024. The decrease in net sales was primarily due to approximately $106 million of volume, mix and net new business and the exit of the charging business. Normal contractual customer commodity pass-through arrangements decreased net sales by $26 million. These decreases were partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $6 million due to the strengthening in the Euro relative to the U.S. Dollar. Segment Adjusted Operating Margin was (9.3)% for the nine months ended September 30, 2025, compared to (5.8)% during the nine months ended September 30, 2024. The Segment Adjusted Operating Loss increased primarily due to lower sales and higher depreciation costs, partially offset by restructuring savings and other operational improvements.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of September 30, 2025, the Company had liquidity of $4,172 million, comprised of cash, cash equivalent and restricted cash balances of $2,172 million and an undrawn multi-currency revolving credit facility of $2,000 million.

The Company was in full compliance with its covenants under the revolving credit facility and had full access to the undrawn amount under the revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of September 30, 2025, cash balances of $1,223 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company’s $2.0 billion multi-currency revolving credit facility includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2025. At September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2025 and December 31, 2024.

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

On February 6, 2025 and April 30, 2025, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividends declared in the first quarter and second quarter were paid on March 17, 2025 and June 16, 2025, respectively. On July 30, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend declared in the third quarter was paid on September 15, 2025.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Standard & Poor’s, Moody’s and Fitch is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$576	$814
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	504	444
Intangible asset amortization	49	51
Restructuring expense, net of cash paid	31	8
Stock-based compensation expense	52	46
Gain on debt extinguishment	—	(3)
Loss on sale of assets	6	—
Loss on sale of businesses	2	3
Impairment charges	42	—
Costs to exit charging business	32	—
Deferred income tax benefit	(73)	(79)
Unrealized gain on equity securities	(2)	—
Other non-cash adjustments	14	2
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	657	472
Retirement plan contributions	(17)	(16)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(305)	(83)
Inventories	78	(54)
Accounts payable and accrued expenses	(23)	(307)
Other assets and liabilities	63	(126)
Net cash provided by operating activities from continuing operations	$1,029	$700

Net cash provided by operating activities was $1,029 million during the nine months ended September 30, 2025 compared to $700 million for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 was primarily due to changes in working capital.

Investing Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(307)	$(510)
Customer advances related to capital expenditures	16	—
Insurance proceeds received for damage to property, plant and equipment	4	—
Proceeds from settlement of net investment hedges, net	18	46
Payments for investments in equity securities, net	—	(7)
Proceeds from the sale of business, net	7	8
Proceeds from asset disposals and other, net	16	3
Net cash used in investing activities from continuing operations	$(246)	$(460)

Net cash used in investing activities was $246 million during the nine months ended September 30, 2025 compared to $460 million during the nine months ended September 30, 2024. As a percentage of sales, capital expenditures were 2.9% and 4.8% for the nine months ended September 30, 2025 and 2024, respectively. We believe the year-over-year decline in capital expenditures primarily reflects lower eProduct investments.

Financing Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments of notes payable	$(5)	$—
Additions to debt	—	1,000
Payments for debt issuance costs	—	(9)
Repayments of debt, including current portion	(406)	(175)
Payments for purchase of treasury stock	(210)	(401)
Payments for stock-based compensation items	(22)	(23)
Payments for businesses acquired, net of cash acquired	—	(4)
Payments for contingent consideration	(4)	(1)
Dividends paid to BorgWarner stockholders	(84)	(74)
Dividends paid to noncontrolling stockholders	(22)	(63)
Net cash (used in) provided by financing activities from continuing operations	$(753)	$250

Net cash used in financing activities was $753 million during the nine months ended September 30, 2025 compared $250 million net cash provided by financing activities during the nine months ended September 30, 2024. Net cash used in financing activities during the nine months ended September 30, 2025 was primarily related to $406 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025 and other short-term borrowings, $210 million, including taxes, for BorgWarner share repurchases, $84 million in dividends paid to the Company’s stockholders and $22 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit in Delaware Superior Court against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into the Settlement Agreement with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA have also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, during the three and nine months ended September 30, 2025, the Company recorded a net charge of $38 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025, after giving effect to the Settlement Agreement, the Company had assets related to these VAT refunds of approximately $52 million and $26 million included in Receivables, net and Investments and long-term receivables, respectively, in the Company’s Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of September 30, 2025 and December 31, 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Hungarian Forint, Korean Won, Mexican Peso, Polish Zloty and Swiss Franc. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of September 30, 2025 and December 31, 2024, the Company recorded a deferred loss of $50 million and a deferred gain of $245 million, respectively, before taxes, for designated cash flow and net investment hedges within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheet.

The significant foreign currency translation adjustments, including the impact of the cash flow and net investment hedges discussed above, during the three and nine months ended September 30, 2025 and 2024 are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Euro	1%	$16	13%	$56
Chinese Renminbi	1%	$7	2%	$30
Brazilian Real	3%	$3	16%	$12
Korean Won	(4)%	$(13)	5%	$10

(in millions, except for percentages)	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Japanese Yen	12%	$28	(2)%	$31
Chinese Renminbi	4%	$61	1%	$21
British Pound	6%	$16	5%	$16
Euro	4%	$30	1%	$(7)

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

Item 1A. Risk Factors

During the nine months ended September 30, 2025, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as described below:

Risks related to our business

The risk factor disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 titled “Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.” is replaced with the following risk factor:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization was scheduled to expire on December 31, 2027. In July 2025, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2028. As of September 30, 2025, the Company had repurchased $508 million of common stock under this authorization, excluding any related fees and taxes. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended during the quarter ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2025 - July 31, 2025
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	442	$35.32	—
August 1, 2025 - August 31, 2025
Common Stock Repurchase Program	1,448,079	$42.65	1,448,079	$938
Employee transactions	71,181	$42.76	—
September 1, 2025 - September 30, 2025
Common Stock Repurchase Program	879,474	$43.48	879,474	$900
Employee transactions	480	$43.82	—

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 30, 2025