Form 10-K
period 2025-12-31
BORGWARNER INC
filed 2026-02-11
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2025 (the last business day of the most recently completed second fiscal quarter) was approximately $7.2 billion.
As of January 30, 2026, the registrant had 207,048,768 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2025

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report on Form 10-K (this “report”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management’s current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this report, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of this report, are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, commodity availability and pricing, and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies, including artificial intelligence, and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended tax benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; impacts of our exit of the charging business; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the uncertainty surrounding global trade policies, including tariffs and export restrictions and their impact on the Company, its customers and its suppliers; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; impacts from any potential future acquisition or disposition transactions; and the other risks discussed in reports that we file with the Securities and Exchange Commission, including in Item 1A, “Risk Factors” in this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this report to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the years ended December 31, 2025, 2024 and 2023, the Company’s revenue from eProducts, which include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs, was approximately $2.6 billion, $2.3 billion and $2.0 billion, respectively, or 18%, 17% and 14% of its total revenue, respectively, and the Company’s revenue from Foundational products, which include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains, was approximately $11.7 billion, $11.8 billion and $12.2 billion, respectively, or 82%, 83% and 86% of its total revenue, respectively.

Recent Acquisitions and Dispositions

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

Narrative Description of Reportable Segments

The Company discloses segment information under four reportable segments, consistent with the way operating results are evaluated by management: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. Net sales by reportable segment were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Turbos & Thermal Technologies	$5,772	$5,887	$6,012
Drivetrain & Morse Systems	5,654	5,577	5,549
PowerDrive Systems	2,347	1,937	2,166
Battery & Charging Systems	590	729	546
Inter-segment eliminations	(47)	(44)	(75)
Net sales	$14,316	$14,086	$14,198

The sales information presented above does not include the sales by the Company’s unconsolidated joint ventures (see sub-heading “Joint Ventures” below). Such unconsolidated sales totaled approximately $764 million, $764 million, and $732 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Turbos & Thermal Technologies

Turbos & Thermal Technologies develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. Turbos & Thermal Technologies’ technologies include turbochargers, eBoosters, eTurbos, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, cabin heaters, battery heaters and battery cooling systems.

Turbos & Thermal Technologies’ emissions, thermal and turbocharger systems provide several benefits, including increased power for a given engine size, improved fuel economy, reduced emissions and optimized temperatures in propulsion systems and vehicle cabins. Sales of turbochargers for light vehicles represented approximately 21%, 21% and 22% of the Company’s net sales for the years ended December 31, 2025, 2024 and 2023, respectively. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

Turbos & Thermal Technologies’ powertrain products include an array of highly engineered products that complement and enhance the efficiency improvements delivered by many other air management technologies.

Drivetrain & Morse Systems

Drivetrain & Morse Systems’ technologies include hydraulic controls, friction and mechanical clutch products for automatic transmissions and torque-management products. Additionally, Drivetrain & Morse Systems’ products include chain systems as well as variable camshaft phasing products.

Drivetrain & Morse Systems’ friction and mechanical products for automatic transmissions include dual clutch modules, friction clutch modules, electromagnetic clutches, friction and separator plates, transmission bands, torque converter clutches, one-way clutches and torsional vibration dampers. Hydraulic controls products for automatic transmissions feature electro-hydraulic solenoids for standard and high-pressure hydraulic systems, transmission solenoid modules and dual clutch hydraulic control modules.

Drivetrain & Morse Systems’ torque management products include transfer cases for 4-wheel drive applications (“4WD”) and couplings for all-wheel drive applications (“AWD”). The segment also includes electronic limited slip differentials (“eLSD”), electric torque vectoring products and axle disconnect systems that will benefit vehicle energy efficiency and vehicle dynamics.

Drivetrain & Morse Systems’ chain system products are used on engines in on- and off-road vehicles to drive camshaft and other auxiliary drives, in transmissions and some drivetrain applications for torque transfer. The variable cam phasing products are used for control of engine exhaust and intake valve timing to optimize fuel efficiency, emissions and performance.

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

PowerDrive Systems’ inverter products power many of the world’s leading electric and hybrid vehicles.

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

Battery & Charging Systems

Battery & Charging Systems’ products drive electrified propulsion forward by providing high-performance lithium-ion battery systems for electrified bus, truck- and off-highway applications.

Battery & Charging Systems’ products include a nickel manganese cobalt battery pack product line and lithium iron phosphate battery packs. The proprietary battery management system provides state-of-the-art functionality like cybersecurity, functional safety and conformity with EU regulations- and ASPICE. These come with the relevant on- and off-highway- as well as marine certifications and are liquid cooled for cycle life up to 6,000 cycles.

In February 2025, the Company made the decision to exit its charging business. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. Production operations ceased during the second quarter of 2025.

Joint Ventures

As of December 31, 2025, the Company had nine joint ventures in which it had a less-than-100% ownership interest. Results from the six joint ventures in which the Company is the majority owner and has a controlling financial interest are consolidated as part of the Company’s results. Results from the three joint ventures in which the Company exercises significant influence but does not have a controlling financial interest, were reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of each joint venture’s income or loss each period.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner
Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%	Japan/China	NSK Ltd.
Turbo Energy Private Limited	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited
Fast Warner Intelligent Control Systems (Xi’an) Co., Ltd.	Inverters	2024	49%	China	Shaanxi Fast Auto Drive Group
Consolidated:
BuradaWarner LLC	Valvetrain and fuel injection equipment	1977	70%	Korea	BU RA DA Company Limited
BorgWarner Transmission Systems Korea Ltd.[1]	Transmission components	1987	60%	Korea	NSK-Warner
Beijing Delphi Wan Yuan Engine Management Systems Co. Ltd.	Engine management systems	1999	51%	China	Beijing Wan Yuan Industry Corporation
BorgWarner Shenglong (Ningbo) Co., Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.
BorgWarner TorqTransfer Systems (Beijing) Co., Ltd.	Transfer cases	2000	80%	China	Beijing Hainachuan Automotive Parts Holding Co., Ltd.
BorgWarner United Transmission Systems Co., Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.
__________________________
1 BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This ownership gives the Company an additional indirect effective ownership percentage of 20% in BorgWarner Transmission Systems Korea Ltd., resulting in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

The Company has a global presence. During the year ended December 31, 2025, approximately 16% of the Company’s net sales were generated in the United States, and 84% were generated outside the United States. Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for additional financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2025, approximately 82% of the Company’s net sales were for light-vehicle applications; approximately 10% were for commercial-vehicle applications; approximately 5% were for off-highway vehicle applications; and approximately 3% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2025	2024	2023
Volkswagen	13%	10%	11%
Ford	12%	13%	14%

No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Sales to the Company’s top ten customers represented 71% of sales for the year ended December 31, 2025.

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

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross R&D expenditures	$823	$872	$856
Customer reimbursements	(113)	(136)	(139)
Net R&D expenditures	$710	$736	$717

Net R&D expenditures as a percentage of net sales were 5.0%, 5.2% and 5.1% for the years ended December 31, 2025, 2024 and 2023, respectively.

Intellectual Property

The Company has approximately 5,000 active domestic and foreign patents and patent applications pending or under preparation and receives royalties from licensing patent rights to others. While the Company considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

Human Capital Management

The Company’s ability to sustain and grow its business requires it to hire, retain and develop a highly qualified management team and workforce worldwide. The Company believes the diverse skills, experience, and industry knowledge of its employees significantly benefit its operations and performance.

The Compensation Committee of the Board of Directors oversees human capital management and assesses whether efforts to promote and advance environmental, social and governance (“ESG”) initiatives, practices and objectives, as appropriate, are effectively reflected in executive compensation. The full Board of Directors oversees talent reviews and succession planning for the Company.

As of December 31, 2025, the Company had a salaried and hourly workforce1 as follows:

Americas	10,800
Asia	11,900
Europe	14,800
Total workforce	37,500

Salaried	11,600
Hourly	25,900
Total workforce	37,500

The Company uses an array of practices to attract, develop and retain qualified talent, including the following:

•Attraction and Retention. The Company undertakes a variety of recruitment and retention initiatives designed to expand its talent and leadership pipeline and is committed to recognizing and rewarding employee contributions through competitive pay and benefits. The Company also fosters a workplace culture where everyone feels safe, respected, and valued for their differences. As a part of its focus on retention, the Company closely monitors employee turnover to identify any potential opportunities for improvement. For the year ended December 31, 2025, annual voluntary employee turnover was 10.2% overall—7.4% for salaried employees and 11.8% for hourly employees.2

•Education and Development. The Company provides formal development opportunities at all levels and stages of the career journey of its employees. These opportunities are delivered in a variety of formats so that they are flexible, accessible, scalable and translatable to meet the needs of our evolving workplace and workforce. The Company surpassed its goal to fill the majority of leadership positions internally in 20253. The Company is committed to building a flexible workforce with the skills needed to support customers’ needs now and in the future. This includes a wide range of initiatives—such as leadership development, technical training and mentorship
1 “Workforce” data is approximate and includes estimated full-time equivalent numbers for contractors and temporary workers.
2 Employee turnover excludes interns, co-ops and apprentices.
3 Leadership is defined as Senior Manager and above, which is the same group that partakes in the Management Incentive Plan (MIP). Majority is defined as more than 50%.

programs—that strengthen capabilities across our evolving portfolio and respond to changing customer demands.

•Health and Safety. The safety of the Company’s employees is vitally important, and the Company is dedicated to continuously improving safety performance. The Company’s safety performance is rooted in strong leadership commitment and support, as well as robust safety management systems. These systems consist of tracking leading and lagging safety indicators, integrating detailed metrics into safety scorecards, engaging employees at every level, training and prevention initiatives, performing risk assessments and inspections, sharing best practices, hosting safety conferences and sponsoring recognition programs.

The Company has set goals for the safety of its workforce. Those goals include:
◦Perform in the top quartile for Total Recordable Incident Rate (“TRIR”) and Lost Time Incident Rate (“LTIR”).4
◦Implement and then maintain ISO 45001 certification at 100% of its manufacturing sites.5
In the year ended December 31, 2025:
◦The Company’s global workforce accident TRIR was 0.36, which was within top quartile performance.6 The top quartile for motor vehicle parts manufacturing was lower than or equal to 1.4 according to the BLS.4
◦The Company’s global workforce accident LTIR was 0.23.6 The top quartile for motor vehicle parts manufacturing was lower than or equal to 0.2 according to the BLS.4
◦95% of the Company’s manufacturing sites were ISO 45001 certified.5

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

4 Based on latest U.S. Bureau of Labor Statistics (the “BLS”), Survey of Occupational Injuries and Illnesses Data, motor vehicle parts manufacturing (NAICS 336300).
5 ISO 45001:2018 certifications include manufacturing locations that supply directly to OEMs, locations that have passed external audit and are awaiting certification, and those undergoing recertification, as required. This excludes new or newly acquired sites during their first 18 months of production and sites scheduled for closure or sale.
6 TRIR and LTIR are based on full-year performance data for 2025 as of January 22, 2026.

Raw Materials

The Company uses a variety of raw materials in the production of its products, including aluminum, copper, nickel, plastic resins, steel, magnets, certain alloy elements and semiconductor chips. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil and electricity.

The Company uses a variety of tactics in an attempt to limit the impact of supply shortages, tariffs, export bans and inflationary pressures. The Company’s global procurement organization works to accelerate cost reductions, purchase from lower cost regions, optimize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, dual sourcing, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2026 and beyond. Refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report for information related to the Company’s hedging activities.

For 2026, the Company believes there will be continued inflationary pressures in certain raw materials, labor and energy. While the Company believes inflation will decrease in some areas, it does not expect to see “deflation,” which means that it expects supplier costs to remain elevated relative to prior years. Supplies of raw materials are adequate and available from multiple sources to support the Company’s manufacturing requirements.

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

Information About Executive Officers of the Company

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 11, 2026.

Name (Age)	Present Position (Effective Date)	Other Positions Held During the Past Five Years (Effective Date)
Joseph F. Fadool (59)	President and Chief Executive Officer of the Company (2025)	•Executive Vice President and Chief Operating Officer of the Company (2024 – 2025) •Vice President of the Company and President and General Manager, Emissions, Thermal and Turbo Systems (2019 – 2024)
Craig D. Aaron (48)	Executive Vice President and Chief Financial Officer of the Company (2024)	•Vice President and Controller of the Company (2022 – 2024) •Vice President and Treasurer of the Company (2019 – 2022)
Tonit M. Calaway (58)	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of the Company (2020)
•Executive Vice President, Chief Legal Officer and Secretary of the Company (2018 – 2020)
•Air Products & Chemicals, Inc., Member of Board of Directors (2022 – Present)
•W.P. Carey Inc., Member of Board of Directors (2020 – Present)

Tania Wingfield (59)	Executive Vice President, Chief Human Resources Officer of the Company (2022)	•Vice President of the Company and General Manager, North America Aftermarket (2021 – 2022) •Vice President and Integration Champion of the Company (2020 – 2021)
Stefan Demmerle (61)	Vice President of the Company and President and General Manager, PowerDrive Systems (2015)
Paul A. Farrell (59)	Executive Vice President and Chief Strategy Officer of the Company (2022)	•Vice President and Chief Strategy Officer of the Company (2020 – 2021) •Delphi Technologies PLC, Senior Vice President Strategy, Sales and Corporate Development (2020)
Amy B. Kulikowski (49)	Vice President, Chief Accounting Officer of the Company (2024)
•Cooper-Standard Holdings Inc., Vice President, Chief Accounting Officer (2022 – 2024)
•Cooper-Standard Holdings Inc., Vice President, Global Internal Audit and Compliance (2021 – 2022)
•BorgWarner Inc., Assistant Controller, Delphi Accounting and Integration (2020 – 2021)

Isabelle McKenzie (56)	Vice President of the Company and President and General Manager, Drivetrain & Morse Systems (2024)	•Vice President of the Company and President and General Manager, Morse Systems (2023 – 2024) •Vice President of the Company and General Manager, Americas, Power-Drive Systems (2020 – 2023)
Henk Vanthournout (52)	Vice President of the Company and President and General Manager, Battery & Charging Systems (2024)	•Vice President of the Company and General Manager, Battery Systems (2022 – 2024) •Vice President of the Company and General Manager, Drivetrain Systems Europe (2019 – 2022)
Volker Weng (55)	Vice President of the Company and President and General Manager, Turbos & Thermal Technologies (2024)
•Vice President of the Company and President and General Manager, Drivetrain & Battery Systems (2019 – 2024)
•Vice President of the Company and President and General Manager, BorgWarner Emissions Systems and BorgWarner Thermal Systems (2019)

Item 1A.    Risk Factors

Investors should carefully consider the following risk factors and other information included in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business operations. If any of the following risks occur, our business, including our financial performance, financial condition, operating results and cash flows, could be adversely affected. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment.

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

We may not prove successful in our strategy due to many factors, including any of the risks identified in the paragraphs that follow, failure to develop new products that our customers will purchase, technology changes that could render our products obsolete, or the introduction of new technology to which we do not have access, among other things.

Our future success is dependent upon us making the right investments at the right times, with the right customers who can rapidly adapt to the market, to support product development in areas of evolving vehicle technologies. We have made, and expect to continue to make, significant investments to grow our eProducts. If the overall adoption of electric vehicles continues to be slower as compared to our expectations, we may not only fail to realize expected rates of return on our existing investments, we may also incur further losses on such investments. Further, if we invest in relationships with the wrong customers or in the wrong markets, then we may still fail to realize expected returns.

We expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities and enhance our customer base, geographic representation, and scale to complement our current businesses. We regularly evaluate potential growth opportunities. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity can be limited, and we can give no assurance that past or future business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. Assessing a price for potential transactions is inexact.

As noted, we conduct certain of our operations through joint ventures, where we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture may require additional organizational formalities as well as the sharing of information and decision making with our partners. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, the ability to enforce such obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and less of an ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations.

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

We review goodwill and indefinite-lived intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and indefinite-lived intangible assets is higher during the early years following an acquisition as the fair values of these assets align very closely with what was paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present similar risks. Any charges relating to such impairments, such as those recorded for the years ended December 31, 2025 and 2024, could adversely affect our results of operations in the periods recognized.

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

The combination of independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, the inability to maintain or increase our competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters and/or difficulties in the assimilation of employees and corporate cultures. Any or all of these factors could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition and could have an adverse effect on the combined company. In addition, many of these factors are outside of our control, and any one of these factors could result in increased costs, decreases in the amount of expected revenues, unanticipated risks and liabilities associated with the acquired business, and additional diversion of management’s time and energy, which could materially adversely impact our business, financial condition and results of operations. In addition, if the expected benefits of an acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock may decline.

We may not be able to execute dispositions of assets or businesses successfully.

When we decide to dispose of assets or a business, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay our ability to achieve our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. Buyers of the assets or business may from time to time agree to indemnify us for operations of such businesses after the closing. We cannot be assured that any of these indemnification provisions will fully protect us, and, as a result, may face unexpected liabilities that adversely affect our business, financial condition and results of operations. In addition, we may experience fewer synergies than expected or even negative synergies from separating a business, and the impact of the disposition on our financial results may be larger than projected.

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

Our financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions, geopolitical and trade-related issues and other factors, including interest rates, declines in the availability of consumer credit, increased borrowing costs and consumer spending and preferences. Economic declines that result in significant reduction in automotive or truck production would result in a decline in the production levels of our major customers and, by extension, in our sales to OEMs which would adversely affect our business, results of operations, cash flows and financial condition.

We face strong competition.

We compete globally with a number of other manufacturers and distributors that produce and sell similar products. Price, quality, delivery, technological innovation, engineering development and program launch support are the primary elements of competition. Our competitors include vertically integrated units of our major OEM customers, as well as a large number of independent domestic and international suppliers. Additionally, our competitors include start-ups that may be well funded, with the result that they could have more operational and financial flexibility than we have. A number of our competitors are larger than we are, and some competitors have greater financial and other resources than we do. Although many OEMs have indicated that they will continue to rely on outside suppliers, a number of major OEM customers have indicated their intent to insource certain components that we produce, and many do manufacture products for their own uses that directly compete with our products. These OEMs have elected and could elect to manufacture such products for their own uses in place of the products we currently supply. Our traditional OEM customers, faced with intense international competition, have continued to expand their global sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our business. In addition, any of our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at a cost that is lower than our cost, or adapt more quickly than we do to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with our competitors' products, and we may not be able to meet the growing demands of customers. These trends may adversely affect our sales as well as the profit margins on our products.

If we do not respond appropriately, the evolution of the automotive industry could adversely affect our business.

The automotive industry is increasingly focused on improved vehicle efficiency and reduced emissions, including the development of hybrid and electric vehicles, largely as a result of changing consumer preferences and increasingly stringent global regulatory requirements related to climate change, and of advanced driver-assistance technologies, with the goal of developing and introducing a commercially viable, fully automated driving experience. There has also been an increase in consumer preferences for mobility-on-demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. While we are focused on driving growth through our ability to capitalize on certain potential trends, such as the move toward hybrid and electric vehicles, some of the focuses and trends are not part of our product line or strategy. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies, including artificial intelligence (“AI”) and machine learning, or improve in response to OEM and consumer preferences, this could have an adverse impact on our results of operations.

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

There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. Virtually all automakers have implemented aggressive price-reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. OEM customers expect annual price reductions in our business. To maintain our profit margins, we seek price reductions from our suppliers, improved production processes to increase manufacturing efficiency, and streamlined product designs to reduce costs, and we attempt to develop new products, the benefits of which support stable or increased prices. Price reductions have impacted the Company’s sales and profit margins and are expected to continue to do so in the future. Our ability to pass through increased raw material or other inflationary costs to our OEM customers is limited, with cost recovery often less than 100% and often on a delayed basis. Inability to reduce or offset costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits could have an adverse effect on our business and results of operations.

We continue to face volatile costs of commodities used in the production of our products and elevated levels of inflation.

We use a variety of commodities (including aluminum, copper, nickel, plastic resins, steel, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. The costs and availability of raw materials can fluctuate due to factors beyond our control. Increasing commodity costs negatively impact our operating margins and results. While we seek to alleviate the impact of increasing costs by including material pass-through provisions in our customer contracts wherever possible and by selectively hedging certain commodity exposures, we may not be successful in these efforts. The discontinuation or lessening of our ability to pass through or hedge increasing commodity costs could adversely affect our business.

From time to time, commodity prices may also fall rapidly. If this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. The same may be true of transportation carriers and energy providers. If these supply interruptions occur, it could adversely affect our business.

Many global economies, including the United States, have experienced and continue to experience elevated levels of inflation more generally, which have driven an increase in input costs. Following non-contractual negotiations, we reached cost-recovery agreements with various customers in 2024, 2023 and 2022, but these agreements did not enable us to recover 100 percent of our increased costs, and as a result, our operating margins were negatively impacted. Elevated levels of inflation could adversely affect our business.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring actions may adversely affect our business.

We have taken, are taking, and may in the future take restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Implementation of any restructuring action may be costly and disruptive to our business, and we may not be able to realize the cost savings, operational improvements and estimated workforce reductions that we anticipate within the projected timing or at all. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our restructuring actions. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, we base projections of any cost savings or other benefits associated with our restructuring actions on current business operations and market dynamics, and various factors, including but not limited to our evolving business models, future investment decisions, market environment and technology landscape, could significantly impact the success of these actions. Refer to Note 4, “Restructuring,” to the Consolidated Financial Statements for more information.

Changes in administrative policy on the part of the U.S. or other countries, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.

In 2025, the U.S. announced significant tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico and China. These tariffs have increased the cost of raw materials and components we purchase, and to the extent the tariffs announced to date or announced in the future become or remain effective and are maintained, these tariffs would likely further increase the cost of raw materials and components we purchase. The imposition of tariffs by the U.S. has resulted in retaliatory tariffs from other countries, including China, which has increased and would continue to increase the cost of products we sell. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty with respect to trade policies and government regulations affecting international trade. Tariffs or retaliatory tariffs announced to date or announced in the future, current trade tensions, any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments, shifts in U.S. or international trade policies or related uncertainties affecting the conduct of business and consumer spending could continue to adversely impact our supply chain, increase costs of components and materials and reduce demand for our products, directly or indirectly due to negative effects on our customers, the U.S. economy, the economies of other countries in which we operate or the global economy, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the duration and scope of these potential effects are unknown. Although we have taken steps to attempt to mitigate these effects, including entering into contractual agreements with our customers to recover tariff impacts incurred to date, and are considering others to counter the impact of such tariffs on our business, financial condition and results of operations, there is no assurance that we will continue to be successful in recovering such costs from our customers or implementing the other mitigation efforts without disrupting our business, operations and financial performance.

In addition to potential increases in customs duties and tariffs in the U.S. and other countries, the United States-Mexico-Canada Agreement ("USMCA") is subject to renewal in 2026. There can be no assurance that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.

In 2025, we imported approximately $918 million in value to the U.S. Approximately 68% of that value originated in Mexico, approximately 9% originated in Canada and approximately 6% originated in South Korea.

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

We rely on the capacity, reliability and security of our IT systems and infrastructure to operate our business. IT systems are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party provided services. Disruptions and attacks on our IT systems pose a risk to our business operations and our ability to protect our systems, networks and communications, and the confidentiality and availability of third-party and internal data, including our employees. Some cyber-attacks depend on human error or manipulation, including phishing attacks, social engineering schemes or ransomware to gain access to systems or carry out disbursement of funds or other frauds, which raise the risks from such events and the costs associated with protecting against such attacks. Although we have implemented security policies, processes, and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruptions of our operations (and, to date, we are not aware that we have experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition), we have been, and likely will continue to be, subjected to such attacks or disruptions which could be material. Future attacks or disruptions could potentially lead to the inappropriate disclosure of confidential information, including our intellectual property or employee data, improper use of our systems and networks, access to and manipulation and destruction of our or third-party data, production downtimes, lost revenues, inappropriate disbursement of funds and both internal and external supply shortages. In addition, we may be required to incur significant costs to protect against damage caused by such attacks or disruptions in the future. These consequences could cause significant damage to our reputation, affect our relationships with our customers and suppliers, lead to claims against us and ultimately adversely affect our business.

Additionally, some of our products contain complex digital technologies designed to support today’s increasingly connected vehicles. Although we continue to employ capabilities, processes and other security measures designed to reduce risks of cyber-attacks against our products, such measures may not provide absolute security and may not sufficiently mitigate all potential risks under all scenarios. Failure of such products to effectively protect against attacks targeted at our products can negatively impact our brand and our business or results of operation.

Further, we continually update and expand our information technology systems to enable us to run our business more efficiently, including the potential incorporation of AI solutions into our information systems and processes. The increasing use and evolution of advanced technology solutions creates potential risks for loss or misuse of Company data that forms part of any data set that was collected, used, stored or transferred to run our business. Any unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices may result in significantly increased business and security recovery costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. The use of AI in the development of our products and services could also cause loss or theft of intellectual property as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. In addition, if the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, inaccurate, or biased, then our business, financial condition, and results of operations and our reputation may be adversely affected. We also face risks of competitive disadvantage if our competitors more effectively use AI to drive internal efficiencies or create new or enhanced products or services that we are unable to compete against on cost, quality or other attributes. Any of these risks could negatively impact our business or results of operation.

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

To the extent we are not able to successfully launch new business, vehicle production at our customers could be significantly delayed or shut down. Such situations could result in loss of customers, significant financial penalties to us or a diversion of personnel and financial resources to improving launches rather than investment in continuous process improvement or other growth initiatives and could result in our customers shifting work away from us to a competitor, all of which could result in loss of revenue or loss of market share and could have an adverse effect on our profitability and cash flows.

Part of our workforce is unionized, which could subject us to work stoppages.

As of December 31, 2025, approximately 13% of our U.S. workforce was unionized. We have a domestic collective bargaining agreement for one facility in New York, which expires in September 2028. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

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

We have been and are exposed to liabilities related to environmental, product warranties, product recalls, litigation and other claims.

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

We provide product warranties to our customers for some of our products. Under these product warranties, we may be required to bear costs and expenses for the repair or replacement of these products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, auto manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product warranty claims. A recall claim brought against us, or a product warranty claim brought against us, could adversely impact our results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have an adverse impact on our results of operations. We cannot assure that costs and expenses associated with these product warranties will not be material or that those costs will not exceed our available insurance, or any amounts accrued for such product warranties in our financial statements.

We are involved, from time to time, in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our business.

We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability, tax matters, environmental and employment claims. There is a possibility that such claims may have an adverse impact on our business that is greater than we anticipate. While we maintain insurance for certain risks, the amount of insurance may not be adequate to cover all insured claims and liabilities. The incurrence of significant liabilities for which there is no, or insufficient, insurance coverage could adversely affect our business.

For more information regarding our legal matters, see Item 3. Legal Proceedings of this report.

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

Changes in tax laws or tax rates by taxing authorities and the outcome of tax audits could adversely affect our business.

Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the inability to fully utilize our tax loss carryforwards and tax credits could adversely affect our operating results. In addition, we may periodically restructure our legal entity organization, and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected. On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made permanent or extended several provisions from the Tax Cuts and Jobs Act of 2017, including the restoration of expensing of domestic research and development expenditures. Future changes to these or other tax laws, as well as related regulations and interpretations, could materially affect our financial statements.

Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of tax matters involves uncertainty, and there are no assurances that the outcomes will be favorable.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions, including Europe, Asia, and the Americas. For 2025, approximately 84% of our consolidated net sales were outside the U.S. We also purchase raw materials and other supplies from many different countries around the world. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, data protection regulations, changing economic conditions, unreliable intellectual property protection and legal systems, including the ability to enforce commercial agreements, insufficient infrastructures, social unrest, political instability and disputes, international terrorism and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for sales revenues, expenses and capital expenditures. The local currency is typically the functional currency for our foreign subsidiaries. Significant foreign currency fluctuations and the associated translation of those foreign currencies to U.S. Dollars could adversely affect our business. Additionally, significant changes in currency exchange rates, particularly the Euro, Korean Won and Chinese Renminbi, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.

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

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the Chinese market evolves, market participants have acted, and we anticipate will continue to act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Domestic Chinese OEMs continue to expand their market share in and outside of China, and are increasingly insourcing certain components once sourced from Tier 1 suppliers. In addition, our business in China is sensitive to economic, political, social and market conditions that drive sales volumes in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be adversely affected.

For 2025, approximately 21% of our consolidated net sales were attributable to China.

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

Risks related to our customers

We rely on sales to major customers and our supply agreements with them are generally requirements contracts, and a decline in the production requirements of any of our customers, and in particular our major customers could adversely impact our revenues and profitability.

We rely on sales to OEMs around the world of varying credit quality and manufacturing demands. Supply to several of these customers requires significant investment by us. We base our growth projections, in part, on commitments made by our customers. In most instances, our OEM customers agree to purchase their requirements for specific products but are not required to purchase any minimum amount of products from us. These commitments generally renew yearly during a program life cycle. Among other things, the level of production orders we receive is dependent on the ability of our OEM customers to design and sell products that consumers desire to purchase. If actual production orders from our customers do not approximate such commitments due to a variety of factors, including non-renewal of purchase orders, a customer's financial hardship or other unforeseen reasons, it could adversely affect our business.

Some of our sales are concentrated. Our worldwide sales in 2025 to Volkswagen and Ford constituted approximately 13% and 12% of our 2025 consolidated net sales, respectively. Sales to the Company’s top ten customers represented 71% of sales for the year ended December 31, 2025. Changes in our business relationships with any of our major customers or in the timing, size and continuation of their various programs could have a disproportionately material adverse impact on our business. While we continually bid on new business with our existing customers and continually seek to diversify our customer base, our efforts may not be successful. The loss of any of these major customers, the loss of business with respect to one or more of their vehicle models for which we have high component content, or a significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Stellantis, and General Motors, have major union contracts with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (or “UAW”). Because of domestic OEMs’ dependence on a single union, we are affected by labor difficulties and work stoppages at OEMs’ facilities, such as the UAW strikes that occurred in 2023. Such stoppages at OEMs’ facilities could halt our businesses with those facilities, and an increase in the number of OEMs facilities with union contracts with the UAW could increase the negative impact to our business. Similarly, a majority of our global customers’ operations outside of North America are also represented by various unions. Any extended work stoppage at one or more of our customers could delay the manufacture and sale of our products and have an adverse effect on our business and operating results.

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

However, there can be no assurance that capacity limitations, industry shortages, labor or social unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, cyber-attacks, non-conforming parts, acts of terrorism, “Acts of God,” or other problems that our suppliers experience will not result in shortages or delays in their supply of components to us. If we experience a prolonged shortage of critical components from any of our suppliers and cannot procure the components from other sources, we may be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products, which could adversely affect our customer relations and business.

Suppliers’ economic distress could result in supply interruptions and, in turn, disrupt our operations and adversely affect our business.

Rapidly changing industry conditions such as volatile production volumes, including volatility in electric vehicle adoption across different regions; our need to seek price reductions from our suppliers as a result of the substantial pressure we face from OEMs to reduce the prices of our products; credit tightness; changes in foreign currency exchange rates; raw material, commodity, tariffs, transportation, and energy price escalation; drastic changes in consumer preferences; and other factors could adversely affect our supply chain, and sometimes with little advance notice. These conditions could also result in increased commercial disputes and supply interruption risks. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. On occasion, we must provide financial support to distressed suppliers or take other measures to protect our supply lines. We cannot predict with certainty the potential adverse effects these costs might have on our business and results of operations.

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

The spin-off of PHINIA may not achieve anticipated tax benefits and may expose us to additional tax risks.

We may not realize the anticipated tax benefits of the spin-off of PHINIA. While it is intended that the transaction was tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transaction will qualify for this treatment. If the spin-off is ultimately determined to be taxable, the Company, PHINIA, or the Company’s stockholders could incur income tax liabilities that could be significant. If we do not realize the anticipated tax benefits of the spin-off, it could adversely affect our business, results of operations, cash flows and financial condition.

Potential liabilities pursuant to the spin-off of PHINIA could materially and adversely affect our business.

In connection with the spin-off, we entered into a separation and distribution agreement and related agreements with PHINIA to govern the spin-off and the relationship between the two companies following the completion of the spin-off. These agreements provide for specific indemnity and liability obligations of each party and have led, and could in the future lead, to disputes between us. For example, on September 19, 2024, we commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expects to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the spin-off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the spin-off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, the Company recorded a net charge of $40 million as of December 31, 2025, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s

Consolidated Statements of Operations in Item 8 of this report. If we are required to indemnify PHINIA and other parties under the circumstances set forth in the agreements with PHINIA, we may be subject to future liabilities. In addition, with respect to the liabilities for which PHINIA and the other parties have agreed to indemnify us under these agreements, the indemnity rights we have against PHINIA and such other parties may not be sufficient to protect us against the full amount of the liabilities, further PHINIA or such other parties may not be able to fully satisfy their indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to among the Company, PHINIA and such other parties and require the Company to assume responsibility for obligations allocated to PHINIA or such other parties or to cause the Company to not realize an asset on its Consolidated Balance Sheet. Any of these outcomes could result in additional costs, reduce the value of our assets or otherwise negatively affect our business and financial results.

Other risks

A variety of other factors could adversely affect our business.

Any of the following could materially and adversely affect our business and results of operations: the loss of or changes in supply contracts or sourcing strategies of our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellation of such programs; low levels of utilization of our manufacturing facilities, which can be dependent on a single product line or customer; inability to recover engineering and tooling costs; market and financial consequences of recalls that may be required on products we supplied; delays or difficulties in new product development; the possible introduction of similar or superior technologies by others; global excess capacity and vehicle platform proliferation; and the impact of fire, flood, or other natural disasters, including pandemics and quarantines.

Item 1B.    Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2025 fiscal year that remain unresolved.

Item 1C.    Cybersecurity

BorgWarner’s Board of Directors acknowledges the importance of upholding the trust and confidence of BorgWarner’s customers, business partners, employees and other stakeholders. The Board, in conjunction with the Audit Committee, is involved in the oversight of the Company’s risk management program, including its Cybersecurity Program. The Cybersecurity Program is managed by the Chief Information Officer (“CIO”), whose information technology (“IT”) team is responsible for enterprise-wide IT, including cybersecurity strategy, policy, standards, architecture and processes. The Company benchmarks the Cybersecurity Program, including its standards, processes and practices, against recognized cybersecurity frameworks. The Cybersecurity Program continually enhances the enterprise security structure and contingency plans with the goal of preventing cybersecurity incidents to the extent feasible and minimizing the business impact should an incident occur.

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

Governance

The Board and the Audit Committee actively discuss cybersecurity risks with management and among themselves. The CIO annually reports on the Cybersecurity Program and the Company’s approach to cybersecurity risk management to the Audit Committee of the Board of Directors and to the full Board periodically, as appropriate. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Cybersecurity Program, recent developments, evolving standards and emerging threats or trends within cybersecurity. The Audit Committee and Board receive prompt and timely information regarding cybersecurity threats and incidents that meet specified thresholds, as well as ongoing updates regarding any such threats or incidents until they have been addressed.

The Cybersecurity Program is managed by the CIO, and the Company’s IT team is responsible for enterprise-wide informational technology, coordinating with various functions and business groups to ensure they are following best practices. The current CIO has over two decades of experience in various roles in IT and information security. The CIO and the IT team work with the business to implement the Cybersecurity Program, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s Cybersecurity Incident Response Plan. The CIO and the IT team use detection tools to monitor for cybersecurity threats and incidents in real time, apply mitigation and remediation steps and then report such threats to the Audit Committee and the Board, as appropriate.

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

Item 2.    Properties

As of December 31, 2025, the Company had 81 manufacturing, assembly and technical locations worldwide. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly and technical facilities operated by the Company, its subsidiaries, and affiliates.

Reportable Segment	Americas	Europe	Asia	Total
Turbos & Thermal Technologies	7	11	8	26
Drivetrain & Morse Systems	8	6	14	28
PowerDrive Systems	6	6	11	23
Battery & Charging Systems	1	3	—	4

The table above excludes unconsolidated joint ventures as of December 31, 2025 and administrative offices. Of the facilities noted above, 37 have leased land rights or a leased facility.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of January 30, 2026, there were 1,298 holders of record of common stock.

While the Company currently expects that quarterly cash dividends will continue to be paid in the future at levels comparable to recent historical levels, the dividend policy is subject to review and change at the discretion of the Board of Directors. During 2025, the Company paid cash dividends to its stockholders of $0.56 per share.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN1
Among BorgWarner Inc., the S&P 500 Index, and SIC 3714 Motor Vehicle Parts

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2020
2021
2022
2023
2024
2025
BorgWarner Inc.
S&P 500
SIC 3714 Motor Vehicle Parts

________________
1$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

BWA, S&P 500, and SIC Code Index data is from Research Data Group

	December 31,
	2020	2021	2022	2023	2024	2025
BorgWarner Inc.[1]	$100.00	$118.40	$107.53	$110.55	$99.33	$142.94
S&P 500[2]	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
SIC Code Index[3]	$100.00	$110.04	$81.87	$81.57	$72.26	$86.63
________________
1 BorgWarner Inc.
2 S&P 500 — Standard & Poor’s 500 Total Return Index
3 Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts

Purchase of Equity Securities

In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization was scheduled to expire on December 31, 2027. As of June 30, 2025, the Company had purchased $408 million of common stock under this repurchase authorization, excluding any related fees and taxes, including $108 million purchased during the six month ended June 30, 2025. In July 2025, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2028. As of December 31, 2025, the Company had repurchased $400 million of common stock under this authorization, excluding any related fees and taxes. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management based on the Company's capital position. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended December 31, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
October 1, 2025 - October 31, 2025
Common Stock Repurchase Program	—	$—	—	$900
Employee transactions	—	$—	—
November 1, 2025 - November 30, 2025
Common Stock Repurchase Program	4,526,371	$44.17	4,526,371	$700
Employee transactions	646	$45.40	—
December 1, 2025 - December 31, 2025
Common Stock Repurchase Program	2,310,682	$43.28	2,310,682	$600
Employee transactions	—	$—	—
________________
1 The average price per share excludes fees and taxes related to the share repurchases.

Equity Compensation Plan Information

As of December 31, 2025, the number of shares of options, warrants and rights outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, restricted common stock, warrants and rights and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted average exercise price of outstanding options, warrants and rights[2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,131,209	$—	3,930,553
Equity compensation plans not approved by security holders	—	$—	—
Total	4,131,209	$—	3,930,553
________________
1 The number is comprised of 1,857,289 performance stock units, 1,544,565 shares of restricted common stock and 729,355 restricted stock units. See Note 19, “Stock-Based Compensation,” to the Consolidated Financial Statements in Item 8 of this report for a description of how shares are awarded. The Company does not have outstanding options.
2 Performance stock units and restricted stock do not have an exercise price and, therefore, are not included in this calculation. Other than performance stock units and shares restricted stock, there were no outstanding options, warrants, or rights under the equity compensation plan at December 31, 2025.

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the years ended December 31, 2025, 2024 and 2023, the Company’s revenue from eProducts, which include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs, was approximately $2.6 billion, $2.3 billion and $2.0 billion, respectively, or 18%, 17% and 14% of its total revenue, respectively, and the Company’s revenue from Foundational products, which include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains, was approximately $11.7 billion, $11.8 billion and $12.2 billion, respectively, or 82%, 83% and 86% of its total revenue, respectively.

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expects to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the spin-off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the spin-off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, the Company recorded a net charge of $40 million during the year ended December 31, 2025, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s Consolidated Statements of Operations. As of December 31, 2025, after giving effect to the Settlement Agreement and the $31 million payment received during the fourth quarter of 2025, the Company had assets related to these VAT refunds of approximately $47 million included in Receivables, net in the Company’s Consolidated Balance Sheet in Item 8 of this report.

Portfolio Actions

In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. Production operations ceased during the second quarter of 2025. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. This action was intended to create a more focused portfolio and is expected to eliminate approximately $30 million of annualized adjusted operating losses by 2026. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

The Company also made the decision to consolidate its North American battery systems business, which is expected to align the business’ cost structure to current market dynamics. This action is expected to result in annual cost savings of approximately $20 million by 2026.

North Carolina Facility Hurricane

On September 26, 2024, a hurricane made landfall in North Carolina disrupting operations at the Company’s facility in Arden, North Carolina (the “Arden Plant”). The Arden Plant was largely untouched, but the Company experienced some loss or damage to the Company’s assets amounting to less than $10 million. The Arden plant resumed full operations during the fourth quarter of 2024. The Company’s insurance policies (less applicable deductibles) covered the repair or replacement of the Company’s assets that incurred loss or damage and provided coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that were incurred related to the damages and losses sustained. For the year ended December 31, 2025, the Company recorded committed insurance recoveries of approximately $9 million, which are included as a reduction of Cost of sales in the Company’s Consolidated Statements of Operations in Item 8 of this report and were fully collected.

Acquisitions and Dispositions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition of, termination of or other changes in tariffs (including retaliatory tariffs), or the commencement or termination of consumer tax incentives, such as EV tax credits and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on the Company’s sales. The weighted average market production, as estimated by the Company for the year ended December 31, 2025, was approximately flat from the year ended December 31, 2024. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Commodities and Other Inflationary Impacts. During 2025, prices for commodities showed a lower level of volatility in comparison to what the Company had experienced from the beginning of 2021. The Company expects commodities and other costs to be relatively flat in 2026. However, the Company has experienced impacts from commodity pricing, inflation and tariffs over the last several years. Volatility in these areas and other factors could cause actual costs to be materially higher than expected in 2026.

Outlook

The Company expects global industry production to be flat to down modestly year-over-year in 2026. The Company expects a negative sales impact from declining sales in the Company’s Battery & Charging Systems segment. As a result, at the mid-point of its outlook, the Company expects total sales in 2026 to decline year-over-year, excluding the impact of foreign currencies.

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

RESULTS OF OPERATIONS

A detailed comparison of the Company’s 2023 operating results to the Company’s 2024 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2024 Annual Report on Form 10-K filed February 6, 2025.

The following table presents a summary of the Company’s operating results:

	Year Ended December 31,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$5,772	40.3%	$5,887	41.8%
Drivetrain & Morse Systems	5,654	39.5	5,577	39.6
PowerDrive Systems	2,347	16.4	1,937	13.8
Battery & Charging Systems	590	4.1	729	5.2
Inter-segment eliminations	(47)	(0.3)	(44)	(0.3)
Total net sales	14,316	100.0	14,086	100.0
Cost of sales	11,642	81.3	11,438	81.2
Gross profit	2,674	18.7	2,648	18.8
Selling, general and administrative expenses - R&D, net	710	5.0	736	5.2
Selling, general and administrative expenses - Other	594	4.1	614	4.4
Restructuring expense	101	0.7	74	0.5
Other operating expense, net	109	0.8	32	0.2
Impairment charges	624	4.4	646	4.6
Operating income	536	3.7	546	3.9
Equity in affiliates’ earnings, net of tax	(35)	(0.2)	(27)	(0.2)
Unrealized (gain) loss on equity securities	(3)	—	1	—
Interest expense, net	39	0.3	20	0.1
Other postretirement expense	11	0.1	13	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	524	3.7	539	3.8
Provision for income taxes	189	1.3	111	0.8
Net earnings from continuing operations	335	2.3	428	3.0
Net loss from discontinued operations	—	—	(29)	(0.2)
Net earnings	335	2.3	399	2.8
Net earnings from continuing operations attributable to the noncontrolling interest, net of tax	58	0.4	61	0.4
Net earnings attributable to BorgWarner Inc.	$277	1.9%	$338	2.4%
Earnings per share from continuing operations — diluted	$1.28		$1.63

Net sales
Net sales for the year ended December 31, 2025 totaled $14,316 million, an increase of $230 million, or 2%, from the year ended December 31, 2024. The change in net sales for the year ended December 31, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $154 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.
•Customer recoveries relating to tariffs increased sales by approximately $80 million.
•Sales increased approximately $52 million related to favorable volume, mix and net new business and higher eProduct sales, partially offset by unfavorable customer pricing and downtime at one of the Company’s European customers due to a cyber-related shutdown. The weighted average market production as estimated by the Company, was approximately flat from the year ended

December 31, 2025 in comparison to December 31, 2024. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.
•Sales decreased approximately $56 million related to the exit of its charging business.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $11,642 million and 81.3%, respectively, during the year ended December 31, 2025, compared to $11,438 million and 81.2%, respectively, during the year ended December 31, 2024. The change in cost of sales for the year ended December 31, 2025 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $133 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Korean Won and Brazilian Real relative to the U.S. Dollar.
•Tariff expense resulted in a year-over-year increase in cost of sales of approximately $108 million.
•Cost of sales decreased approximately $21 million related to an insurance recovery on a resolved historical warranty matter.
•Cost of sales decreased approximately $20 million primarily due to purchasing and restructuring savings, partially offset by favorable volume, mix and net new business.

Gross profit and gross margin were $2,674 million and 18.7%, respectively, during the year ended December 31, 2025 compared to $2,648 million and 18.8%, respectively, during the year ended December 31, 2024. The change in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the year ended December 31, 2025 was $1,304 million as compared to $1,350 million for the year ended December 31, 2024. SG&A as a percentage of net sales was 9.1% and 9.6% for the years ended December 31, 2025 and 2024, respectively. The change in SG&A was primarily attributable to:

•Research and development (“R&D”) costs decreased $26 million. R&D costs, net of customer reimbursements, were 5.0% of net sales in the year ended December 31, 2025, compared to 5.2% of net sales in the year ended December 31, 2024. The decrease in R&D costs, net of customer reimbursements, was primarily due to decreasing net investment related to the Company’s eProducts.
•SG&A decreased approximately $17 million primarily related to fluctuations in foreign currencies partially offset by incentive compensation.

Restructuring expense was $101 million and $74 million for the years ended December 31, 2025 and 2024, respectively, primarily related to employee termination benefits. Refer to Note 4 “Restructuring” to the Consolidated Financial Statements in Item 8 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural cost primarily in its Foundational products businesses. During the year ended December 31, 2025, the Company recorded $8 million of restructuring costs related to this plan. The actions under this plan are complete. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to increased market volatility, which could include realignment of the segment’s manufacturing footprint. During the year ended December 31, 2025, the Company recorded $31 million of restructuring costs related to this plan. The resulting annual cost savings related to this plan are expected to be approximately $100 million by 2026.

During the year ended December 31, 2025, the Company recorded $62 million of restructuring costs for individually approved restructuring actions.

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating expense, net was an expense of $109 million and expense of $32 million for the years ended December 31, 2025 and 2024, respectively. The change in Other operating expense, net was primarily due to:

•During the year ended December 31, 2025, the Company recorded a charge of $40 million related to a legal settlement, inclusive of associated legal fees. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for more information.
•During the year ended December 31, 2025, the Company recorded charges of $23 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 2, “Acquisitions and Dispositions,” and Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this report for more information.
•During the year ended December 31, 2025, the Company recorded a charge of $16 million related to the impairment of an investment without a readily determinable fair value.
•During the year ended December 31, 2025, the Company recorded charges of $11 million related to duplicative CEO compensation.
•During the year ended December 31, 2025, the Company recorded a loss of $9 million related to the sale of equipment from a closed facility in North America and the sale of a building in Europe. During the year ended December 31, 2024, the Company recorded a $2 million loss on the sale of fixed assets at a European manufacturing facility.
•During the year ended December 31, 2025, the Company recorded expense of $7 million primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA, unrelated to the legal settlement discussed above. During the year ended December 31, 2024, the Company recorded expense of $17 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.
•During the year ended December 31, 2025, the Company recorded merger and acquisition expense, net of $5 million primarily related to professional fees associated with specific acquisition initiatives. During the year ended December 31, 2024, the Company recorded merger and acquisition expense, net of $2 million, primarily due to professional fees associated with specific acquisition initiatives, mostly offset by a gain of $6 million related to the revision of its expected earn-out-related to the Drivetek acquisition.
•During the year ended December 31, 2025, the Company recorded a net loss of $2 million related to a business closure in North America, a plant disposal in China and the sale of an operation in Europe. During the year ended December 31, 2024, the Company recorded a net loss on sale of business of $6 million primarily related to the estimated loss on an immaterial business that met held for sale accounting criteria.
•During the year ended December 31, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor Corporation.
•During the year ended December 31, 2024, the Company recorded other income in the amount of $5 million for net service reimbursements related to the Spin-Off. These transition services were related to information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. Refer to Note 26, “Discontinued Operations,” to the Consolidated Financial Statements in Item 8 of this report for more information.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Impairment charges were $624 million and $646 million for the years ended December 31, 2025 and 2024, respectively. The change in Impairment charges was primarily due to:

•During the year ended December 31, 2025, the Company recorded goodwill impairment of $423 million related to goodwill at Battery & Charging Systems. During the year ended December 31, 2024, the Company recorded goodwill impairment charges of $577 million related to goodwill at PowerDrive Systems and Battery & Charging Systems. Refer to Note 2, “Acquisitions and Dispositions,” and Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this report for more information.
•During the year ended December 31, 2025, the Company recorded charges of $174 million related to certain property, plant and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. During the year ended December 31, 2024, the Company recorded charges of $69 million related to certain property, plant and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report for more information.
•During the year ended December 31, 2025, the Company recorded intangible asset impairment of $27 million, of which $22 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information. Additionally, the Company recorded impairment of $5 million related to intangible assets at PowerDrive Systems.

Equity in affiliates’ earnings, net of tax was $35 million and $27 million in the years ended December 31, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized (gain) loss on equity securities was a gain of $3 million and a loss of $1 million in the years ended December 31, 2025 and 2024, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value.

Interest expense, net was $39 million and $20 million in the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to higher interest rates following the Company’s refinancing and issuance of $1 billion of notes in 2024 and $10 million gain on debt extinguishment in August 2024.

Other postretirement expense was $11 million and $13 million in the years ended December 31, 2025 and 2024, respectively. The decrease in other postretirement expense for the year ended December 31, 2025 was primarily due to lower settlement costs.

Provision for income taxes was $189 million for the year ended December 31, 2025, resulting in an effective tax rate of 36%. This compared to $111 million, or an effective rate of 21%, for the year ended December 31, 2024. In 2025, the Company reflected a $126 million tax impact of non-deductible impairment of goodwill. In addition, the Company recorded a tax benefit of $29 million related to reductions in certain unrecognized tax benefits and accrued interest for matters remeasured after various audit closures, a tax benefit of $16 million related to the exit of the charging business and a tax benefit of $7 million related to tax law changes.

In 2024, the Company reflected a $151 million tax impact of non-deductible impairment of goodwill. In addition, the Company recorded a tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed and a tax benefit of $36 million related to post Spin-Off restructuring.

For further details, see Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Net earnings attributable to the noncontrolling interest, net of tax was $58 million and $61 million in the years ended December 31, 2025 and 2024, respectively. The decrease was primarily due to a decline in demand for certain of the Company’s Foundational products in China.

Non-comparable items impacting the Company’s earnings per diluted share and net earnings

The Company’s earnings per diluted share were $1.28 and $1.63 for the years ended December 31, 2025 and 2024, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the years then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2025	2024
Impairment charges	$(2.63)	$(2.73)
Restructuring expense	(0.36)	(0.24)
Accelerated depreciation	(0.31)	(0.18)
Legal settlement	(0.18)	—
Costs to exit charging business	(0.14)	—
Impairment of investment	(0.07)	—
Chief Executive Officer ("CEO") transition compensation	(0.05)	—
Loss on sale of assets	(0.03)	—
Adjustments associated with Spin-Off related balances	(0.03)	(0.14)
Write-off of customer incentive asset	(0.03)	—
Merger and acquisition expense, net	(0.02)	—
Loss on sale of businesses	(0.01)	(0.04)
Change in accounting method	—	0.10
Commercial contract settlement	—	(0.07)
Gain on debt extinguishment	—	0.01
Unrealized gain on equity securities	0.01	—
Insurance recovery	0.07	—
Tax adjustments[1]	0.23	0.64
Other non-comparable items	(0.08)	(0.04)
Total impact of non-comparable items per share — diluted:	$(3.63)	$(2.69)
_____________________

1
In 2025, the Company recorded a tax benefit of $29 million related to reductions in certain unrecognized tax benefits and accrued interest for matters remeasured after various audit closures. In addition, the Company recorded a tax benefit of $16 million related to the exit of the charging business and a tax benefit of $7 million related to tax law changes. In 2024, the Company recorded a tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed and a tax benefit of $36 million related to post Spin-Off restructuring.

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

Segment Adjusted Operating Income (Loss) excludes certain corporate costs, which primarily represent headquarters’ expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment Adjusted Operating Income (Loss) were $261 million and $279 million for the years ended December 31, 2025 and 2024, respectively.

A detailed comparison of the Company’s 2023 net sales and Segment Adjusted Operating Income (Loss) to the Company’s 2024 net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2024 Annual Report on Form 10-K filed February 6, 2025.

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Year Ended December 31, 2025 vs. Year Ended December 31, 2024

	Year ended December 31, 2025			Year ended December 31, 2024
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$5,772	$879	15.2%	$5,887	$877	14.9%
Drivetrain & Morse Systems	5,654	1,041	18.4%	5,577	1,010	18.1%
PowerDrive Systems	2,347	(83)	(3.5)%	1,937	(144)	(7.4)%
Battery & Charging Systems	590	(39)	(6.6)%	729	(47)	(6.4)%
Inter-segment eliminations	(47)	—		(44)	—
Totals	$14,316	$1,798		$14,086	$1,696

Turbos & Thermal Technologies net sales for the year ended December 31, 2025 decreased $115 million, or 2%, and Segment Adjusted Operating Income increased $2 million from the year ended December 31, 2024. The sales decrease was primarily due to volume of approximately $192 million driven by lower volumes in Europe, partially offset by higher volumes in the Americas and aftermarket. These decreases were partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in sales of approximately $77 million, primarily due to the strengthening of the Euro and British Pound, partially offset by the weakening of the Brazilian Real and Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating margin was 15.2% for the year ended December 31, 2025, compared to 14.9% in the year ended December 31, 2024. The Segment Adjusted Operating margin increase was primarily due to supply chain savings, manufacturing efficiencies and restructuring savings, partially offset by decremental conversion on lower sales.

Drivetrain & Morse Systems net sales for the year ended December 31, 2025 increased $77 million, or 1%, and Segment Adjusted Operating Income increased $31 million from the year ended December 31, 2024. Foreign currencies resulted in a year-over-year increase in sales of approximately $42 million, primarily due to the strengthening of the Euro and Thai Baht, partially offset by the weakening of the Korean Won, in each case relative to the U.S. Dollar. The increase was also due to approximately $35 million of volume, mix and net new business driven by higher transfer case volumes in the Americas, partially offset by lower sales in China and downtime at one of the Company’s European customers due to a cyber related shutdown. Segment Adjusted Operating margin was 18.4% in the year ended December 31, 2025, compared to 18.1% in the year ended December 31, 2024. The Segment Adjusted Operating margin increase was primarily due to incremental conversion on higher sales, supply chain savings and manufacturing efficiencies.

PowerDrive Systems net sales for the year ended December 31, 2025 increased $410 million, or 21%, and Segment Adjusted Operating Loss decreased $61 million from the year ended December 31, 2024. The sales increase was primarily due to approximately $388 million of volume, mix and net new business driven by eProducts growth in China and Europe. Foreign currencies also resulted in a year-over-year increase in sales of approximately $22 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating margin was (3.5)% in the year ended December 31, 2025, compared to (7.4)% in the year ended December 31, 2024. The increase in Segment Adjusted Operating margin was primarily due to incremental conversion on higher sales, customer volume recoveries and supply chain and restructuring savings.

Battery & Charging Systems net sales for the year ended December 31, 2025 decreased $139 million, or 19%, and Segment Adjusted Operating Loss decreased $8 million from the year ended December 31, 2024. The sales decrease was primarily due to approximately $65 million of lower volume, mix and net new business primarily due to lower battery back volumes. Additionally, sales decreased approximately $56 million related to the exit of the charging business. Finally, a decrease in normal contractual customer commodity pass-through arrangements decreased net sales by $31 million. These decreases were partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in sales of approximately $13 million, primarily due to the strengthening in the Euro relative to the U.S. Dollar. Segment Adjusted Operating margin was (6.6)% in the year ended December 31, 2025, compared to (6.4)% in the year ended December 31, 2024. The decrease in the Segment Adjusted Operating margin was primarily due to lower sales and higher depreciation costs, offset by restructuring savings, customer recoveries and other operational improvements.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of December 31, 2025, the Company had liquidity of $4,313 million, comprised of cash and cash equivalent balances of $2,313 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. The total debt expected to mature through the end of 2026 is $5 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of December 31, 2025, cash balances of $1,350 million were held by the Company’s subsidiaries outside of the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility, which includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2025. At December 31, 2025 and 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2025 and 2024.

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

On February 6, 2025 and April 30, 2025, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividends declared in the first quarter and second quarter were paid on March 17, 2025 and June 16, 2025, respectively. On July 30, 2025 and November 12, 2025 , the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock, respectively. The dividends declared in the third quarter and fourth quarter were paid on September 15, 2025 and December 15, 2025, respectively.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Standard & Poor’s, Moody’s and Fitch is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Year Ended December 31,
(in millions)	2025	2024
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$335	$428
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	653	604
Intangible asset amortization	66	69
Restructuring expense, net of cash paid	36	6
Stock-based compensation expense	66	62
Loss on sales of assets	9	—
Loss on sales of businesses	2	6
Gain on debt extinguishment	—	(10)
Asset impairments	624	646
Impairment of investment	16	—
Change in accounting method	—	(29)
Unrealized and realized (gain) loss on equity securities	(3)	1
Deferred income tax benefit	(133)	(156)
Other non-cash adjustments	35	8
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	1,371	1,207
Retirement plan contributions	(24)	(45)
Changes in assets and liabilities:
Receivables	2	143
Inventories	105	31
Accounts payable and accrued expenses	(207)	(292)
Other assets and liabilities	66	(90)
Net cash provided by operating activities from continuing operations	$1,648	$1,382

Net cash provided by operating activities was $1,648 million for the year ended December 31, 2025 compared to $1,382 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, compared with the year ended December 31, 2024, was primarily due to higher net earnings adjusted for non-cash charges, lower pension contributions and change in working capital.

Investing Activities

	Year Ended December 31,
(in millions)	2025	2024
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(469)	$(671)
Customer advances related to capital expenditures	29	18
Insurance proceeds received for damage to property, plant and equipment	4	—
Proceeds from sale of businesses, net	7	8
Proceeds from settlement of net investment hedges, net	18	46
Payments for investments in equity securities, net	—	(8)
Proceeds from asset disposals and other, net	43	4
Net cash used in investing activities from continuing operations	$(368)	$(603)

Net cash used in investing activities was $368 million for the year ended December 31, 2025 compared to $603 million for the year ended December 31, 2024. As a percentage of sales, capital expenditures were 3.3% and 4.8% for the years ended December 31, 2025 and 2024, respectively. The year-over-year decline in capital expenditures primarily reflects lower eProduct investments.

Financing Activities

	Year Ended December 31,
(in millions)	2025	2024
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on notes payable	$(5)	$—
Additions to debt	—	1,008
Repayments of debt, including current portion	(409)	(525)
Payments for debt issuance costs	—	(9)
Payments for purchase of treasury stock	(508)	(402)
Payments for stock-based compensation items	(22)	(23)
Payments for business acquired, net of cash acquired	—	(4)
Payments for contingent consideration	(4)	(1)
Dividends paid to BorgWarner stockholders	(119)	(98)
Dividends paid to noncontrolling stockholders	(49)	(113)
Net cash used in financing activities from continuing operations	$(1,116)	$(167)

Net cash used in financing activities was $1,116 million for the year ended December 31, 2025 compared to $167 million for the year ended December 31, 2024. Net cash used in financing activities during the year ended December 31, 2025 was primarily related to $508 million of BorgWarner share repurchases, $409 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025 and other short-term borrowings, $119 million in dividends paid to the Company’s stockholders and $49 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures.

Contractual Obligations

The Company’s significant cash requirements for contractual obligations as of December 31, 2025 primarily consisted of the principal and interest payments on its notes payable and long-term debt, non-cancelable financing lease obligations, capital spending obligations and purchase obligations. The principal amount of notes payable due within the next twelve months was $5 million and long-term debt was $3,925 million, excluding the impact of unamortized premiums and discounts of approximately $31 million, as of December 31, 2025. The projected interest payments over the terms of that debt due within the next twelve months and beyond were $109 million and $805 million, respectively, as of December 31, 2025. Refer to Note 14, “Debt,” to the Consolidated Financial Statements in Item 8 of this report for more information.

As of December 31, 2025, non-cancelable operating lease obligations due within twelve months and beyond were $39 million and $165 million, respectively. Refer to Note 22, “Leases and Commitments,” to the Consolidated Financial Statements in Item 8 of this report for more information. Capital spending obligations due within the next twelve months were $116 million as of December 31, 2025.

The Company enters into agreements with its suppliers to assist in meeting its customers’ production needs. These agreements vary as to duration and terms, and historically, most do not provide for minimum purchases by the Company, or they are requirements-based arrangements. However, as of December 31, 2025, the Company had contractual purchase commitments of approximately $180 million for certain electronics components to be paid through 2027.

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

Postretirement Defined Benefits

The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2025, all legal funding requirements had been met. The Company contributed $23 million, $39 million and $21 million to its defined benefit pension plans in the years ended December 31, 2025, 2024 and 2023, respectively.

The Company expects to contribute approximately $25 million into its defined benefit pension plans during 2026. Of the $25 million in projected 2026 contributions, $8 million are contractually obligated, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $36 million and $66 million at December 31, 2025 and 2024, respectively. The decrease in the net unfunded position was a result of a higher pension assets, which was primarily due to asset returns during the period and the impact of foreign exchange. Of the total net unfunded amounts, $17 million and $32 million at December 31, 2025 and 2024, respectively, were related to plans in Germany, where there is no tax deduction allowed under the applicable regulations to fund the plans; hence, the common practice is to make contributions as benefit payments become due.

Other postemployment benefits primarily consist of health care benefits for certain former employees and retirees of the Company’s U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postemployment benefits had an unfunded status of $27 million and $29 million at December 31, 2025 and 2024, respectively.

In August 2025, the Company executed an amendment to the plan document of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”) to terminate the plan effective October 31, 2025. The termination of the U.S. Pension Plan is expected to take up to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. At December 31, 2025, the U.S. Pension Plan’s projected benefit obligation exceeded the fair value of the assets by $4 million under U.S. GAAP.

In December 2024, the Company entered into a second buy-in contract (the first buy-in contract was entered into in 2019) with an insurance company related to its U.K. pension plan. Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2025, the U.K. pension plan had plan assets of $131 million, all held by the insurance company. The projected benefit obligation of the U.K. pension plan at December 31, 2025 was $104 million under U.S. GAAP. The U.K. pension plan was overfunded by $27 million as of December 31, 2025, under U.S. GAAP.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of VAT refunds that PHINIA received or expects to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into the Settlement Agreement with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, the Company recorded a net charge of $40 million during the year ended December 31, 2025, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s Consolidated Statements of Operations. As of December 31, 2025, after giving effect to the Settlement Agreement and the $31 million payment received during the fourth quarter of 2025, the Company had assets related to these VAT refunds of approximately $47 million included in Receivables, net on the Company’s Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of December 31, 2025 and 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under Accounting Standards Codification (“ASC”) Topic 360. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities to be the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value, calculated based on independent appraisals, discounted cash flows, estimated salvage value, or estimated orderly liquidation value, giving consideration to the highest and best use of the relevant assets.

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

During the first quarter of 2025, as a result of the Company’s plan to exit the charging business, the Company separately allocated the goodwill from its historical reporting unit of Battery & Charging Systems to the battery systems business and to the charging business on a relative fair value basis. The Company estimated the allocated fair values of the businesses from the historical reporting unit based upon the present value of their anticipated future cash flows. The estimated fair value of the charging business was determined using a cost approach. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. During the first quarter, the relative fair value analysis resulted in an allocation, and subsequent impairment, of $13 million related to the goodwill allocated to the charging business. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

In conjunction with the goodwill allocation in the first quarter of 2025, the Company performed a quantitative impairment assessment of the Battery & Charging Systems’ goodwill after the impairment of the charging business’ goodwill. Based on the interim impairment test in the first quarter of 2025, the Battery & Charging Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 18%, resulting in no impairment at that time.

During the fourth quarter of 2025, the Company performed a qualitative analysis on its Turbos & Thermal Technologies and Drivetrain & Morse Systems reporting units and performed a quantitative analysis on its Battery & Charging Systems reporting unit. The goodwill associated with the Company’s PowerDrive Systems reporting unit was fully impaired during the year ended December 31, 2024. The Company’s qualitative assessment indicated it was more-likely-than-not that the fair value of the Turbos & Thermal Technologies and Drivetrain & Morse Systems reporting units exceeded their carrying values. For the quantitative analysis, the estimated fair values were determined using an income approach. Under the income approach, fair value is determined based on present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used internal forecasts to estimate future cash flows and included an estimate of long-term future growth rates based on the Company’s most recent views of the long-term outlook for its business.

For the reporting unit for which the Company performed a quantitative analysis, the Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The significant assumptions affecting the Company’s 2025 goodwill quantitative impairment review were as follows:

•Discount rates: The Company used a 14% weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income (loss) margin: The Company used historical and expected operating income (loss) margins, which may vary based on the projection of the reporting unit being evaluated.

•Revenue growth rates: The Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

In addition to the above significant assumptions, the Company noted the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

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

During the fourth quarter of 2025, in connection with the preparation of the Company’s annual financial statements, the Company noted deterioration in the forecast for its Battery & Charging Systems business. This deterioration was due to dual sourcing actions by certain customers, pricing pressures from competitors and electric vehicle adoption delays in North America. As a result, during the fourth quarter of 2025, the Company recorded a goodwill impairment charge of $410 million related to the Battery & Charging Systems reporting unit.

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

At December 31, 2025, the total accrued warranty liability was $254 million. The accrual is represented as $86 million in Other current liabilities and $168 million in Other non-current liabilities on the Consolidated Balance Sheets.

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

The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2025 are as follows:

•Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2025, the Company used long-term rates of return on plan assets ranging from 2.8% to 7.9% outside of the U.S. and 5% in the U.S. The primary funded non-U.S. plans are in the U.K. and Germany.

Actual returns on U.S. pension assets were 7.3% and 0.6% for the years ended December 31, 2025 and 2024, respectively, compared to the expected rate of return assumptions of 5% for the years ended December 31, 2025 and 2024.

Actual returns on U.K. pension assets were 5.9% and (3.7)% for the years ended December 31, 2025 and 2024, respectively, compared to the expected rate of return assumption of 4.8% and 4.0%, respectively, for the same years ended.

Actual returns on German pension assets were 0.8% and 7.0% for the years ended December 31, 2025 and 2024, respectively, compared to the expected rate of return assumptions of 4.2% for the years ended December 31, 2025 and 2024.

•Discount rate: The discount rate is used to calculate pension and other postemployment benefit (“OPEB”) obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For its significant plans, the Company used discount rates ranging from 1.0% to 10.5% to determine its pension and other benefit obligations as of December 31, 2025, including weighted average discount rates of 4.1% in the U.S., 4.6% outside of the U.S. (including 5.5% in the U.K.) and 4.9% for U.S. other postemployment health care plans. The U.S. and U.K. discount rates reflect the fact that the U.S. and U.K. pension plans have been closed for new participants.

•Health care cost trend: For postemployment employee health care plan accounting, the Company reviews external data and Company-specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postemployment health care plans as of December 31, 2025, the Company used health care cost trend rates of 6.8%, declining to an ultimate trend rate of 4.8% by the year 2034.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and OPEB and its future expense.

The sensitivity to a 25 basis point change in the assumptions for discount rate related to 2026 pre-tax pension expense for Company sponsored U.S. and non-U.S. pension plans is expected to be negligible.

The following table illustrates the sensitivity to a change in expected return on assets related to 2026 pre-tax pension expense for Company sponsored U.S. and non-U.S. pension:

(in millions)	Impact on U.S. PBO	Impact on Non-U.S. PBO
25 basis point decrease in expected return on assets	$8	$1
25 basis point increase in expected return on assets	$(8)	$(1)

The following table illustrates the sensitivity to a change in discount rate for Company sponsored U.S. and non-U.S. pension plans on its pension obligations:

(in millions)	Impact on U.S. PBO	Impact on Non-U.S. PBO
25 basis point decrease in discount rate	$3	$14
25 basis point increase in discount rate	$(3)	$(13)

The sensitivity to a 25 basis point change in the discount rate assumption and to the assumed health care cost trend related to the Company’s OPEB obligation and service and interest cost is expected to be negligible.

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

Restructuring accruals can include estimates related to employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring accruals are appropriately recognized when identified.

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company's global operations. Management judgment is required in determining the accruals for unrecognized tax benefits. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company has certain U.S. state income tax returns and certain non-U.S. income tax returns that are currently under various stages of audit by applicable tax authorities. At December 31, 2025, the Company had a liability for tax positions the Company estimates are not more-likely-than-not to be sustained based on the technical merits, which is included in Other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by monitoring its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2025, all of the Company’s long-term debt had fixed interest rates.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Hungarian Forint, Korean Won, Mexican Peso, Polish Zloty and Swiss Franc. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of December 31, 2025 and 2024, the Company recorded a deferred loss of $35 million and a deferred gain of $245 million, respectively, before taxes, for designated cash flow and net investment hedges within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets in Item 8 of this report.

The significant foreign currency translation adjustments, including the impact of the cash flow net investment hedges discussed above, during the years ended December 31, 2025 and 2024, are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2025
Euro	14%	$78
Chinese Renminbi	4%	$58
British Pound	8%	$12
Brazilian Real	11%	$7

(in millions, except for percentages)	December 31, 2024
Euro	(6)%	$(90)
Chinese Renminbi	(3)%	$(51)
Korean Won	(12)%	$(34)

Commodity Price Risk

Commodity price risk is the possibility that the Company will incur economic losses due to adverse changes in the cost of raw materials used in the production of its products. Commodity forward and option contracts are occasionally executed to offset exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2025 and 2024, the Company had no outstanding commodity swap contracts.

Disclosure Regarding Forward-Looking Statements

The matters discussed in this Item 7 include forward looking statements. See “Forward Looking Statements” at the beginning of this report.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BorgWarner Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Worldwide Provision for Income Taxes

As described in Notes 1 and 7 to the consolidated financial statements, the Company recorded a provision for income taxes of $189 million for the year ended December 31, 2025. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances. Accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. As disclosed by management, the Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. The Company records valuation allowances to reduce the carrying value of deferred tax assets to amounts that it expects are more-likely-than-not to be realized. The Company assesses existing deferred tax assets, net operating losses and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income.

The principal considerations for our determination that performing procedures relating to the worldwide provision for income taxes is a critical audit matter are (i) the significant judgment by management when developing the worldwide provision for income taxes; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s worldwide provision for income taxes, including the accruals for unrecognized tax benefits and valuation allowances on deferred tax assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the worldwide provision for income taxes, including controls over accruals for unrecognized tax benefits and valuation allowances on deferred tax assets. These procedures also included, among others (i) testing the worldwide provision for income taxes, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) evaluating the completeness of management’s assessment of the identification of tax positions where the tax determination is less than certain, possible outcomes of each less than certain tax position based on the application of relevant tax laws, and the amount of the potential benefit to be realized, including estimated interest and penalties; (iii) evaluating the reasonableness of management’s more-likely-than-not determination of less than certain tax positions in consideration of the tax laws in relevant jurisdictions; (iv) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; and (v) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis based on expectations of the ability to utilize its tax attributes through a review of historical and estimated future taxable income. Professionals with specialized skill and knowledge were used to assist in testing (i) foreign tax credits; (ii) foreign-derived intangible income deductions; (iii) the impact of distributions from foreign affiliates; and (iv) evaluating the reasonableness of management’s indefinite reinvestment assertion.

Goodwill Impairment Assessment – Battery & Charging Systems Reporting Unit

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,055 million as of December 31, 2025, and the goodwill associated with the Battery & Charging Systems reporting unit was $146 million. During the fourth quarter of each year, management tests goodwill for impairment by either performing a qualitative assessment or a quantitative analysis. During the fourth quarter of 2025, management noted deterioration in the forecast for its Battery & Charging Systems business. This deterioration was due to dual sourcing actions by certain customers and electric vehicle adoption delays in North America. Therefore, as a result of the fourth quarter goodwill impairment test, management recorded a goodwill impairment charge of $410 million related to the Battery & Charging Systems reporting unit. The estimated fair values were determined using a discounted cash flow model (income approach). The significant assumptions affecting management’s cash flow projections for the Battery & Charging Systems reporting unit included discount rates, operating income (loss) margins, and revenue growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Battery & Charging Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Battery & Charging Systems reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, operating income (loss) margins, and revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Battery & Charging Systems reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Battery & Charging Systems reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, operating income (loss) margins, and revenue growth rates. Evaluating management’s assumptions related to the operating income (loss) margins and revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Battery & Charging Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 11, 2026

We have served as the Company’s auditor since 2008.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2025	2024
ASSETS
Cash and cash equivalents	$2,313	$2,094
Receivables, net	2,962	2,843
Inventories	1,207	1,251
Prepayments and other current assets	313	333
Total current assets	6,795	6,521

Property, plant and equipment, net	3,330	3,575
Investments and long-term receivables	357	356
Goodwill	2,055	2,357
Other intangible assets, net	394	474
Other non-current assets	838	710
Total assets	$13,769	$13,993

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$5	$398
Accounts payable	1,996	2,032
Other current liabilities	1,281	1,216
Total current liabilities	3,282	3,646

Long-term debt	3,894	3,763
Retirement-related liabilities	128	137
Other non-current liabilities	851	741
Total liabilities	8,155	8,287

Commitments and contingencies

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2025 - 283,575,876; 2024 - 283,575,876); outstanding shares: (2025 - 207,057,271; 2024 - 218,669,874)	3	3
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	2,676	2,674
Retained earnings	6,570	6,412
Accumulated other comprehensive loss	(799)	(1,020)
Common stock held in treasury, at cost: (2025 - 76,518,605 shares; 2024 - 64,906,002 shares)	(3,008)	(2,537)
Total BorgWarner Inc. stockholders’ equity	5,442	5,532
Noncontrolling interest	172	174
Total equity	5,614	5,706
Total liabilities and equity	$13,769	$13,993
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Net sales	$14,316	$14,086	$14,198
Cost of sales	11,642	11,438	11,630
Gross profit	2,674	2,648	2,568

Selling, general and administrative expenses	1,304	1,350	1,316
Restructuring expense	101	74	79
Other operating expense (income), net	109	32	(16)
Impairment charges	624	646	29
Operating income	536	546	1,160

Equity in affiliates’ earnings, net of tax	(35)	(27)	(30)
Unrealized and realized (gain) loss on equity and debt securities	(3)	1	174
Interest expense, net	39	20	10
Other postretirement expense	11	13	15
Earnings from continuing operations before income taxes and noncontrolling interest	524	539	991

Provision for income taxes	189	111	289
Net earnings from continuing operations	335	428	702
Net loss from discontinued operations	—	(29)	(7)
Net earnings	335	399	695
Net earnings from continuing operations attributable to the noncontrolling interest, net of tax	58	61	70
Net earnings attributable to BorgWarner Inc.	$277	$338	$625

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$277	$367	$632
Net loss from discontinued operations	—	(29)	(7)
Net earnings attributable to BorgWarner Inc.	$277	$338	$625

Earnings per share from continuing operations — basic	$1.29	$1.64	$2.71
Loss per share from discontinued operations — basic	—	(0.13)	(0.03)
Earnings per share attributable to BorgWarner Inc. — basic	$1.29	$1.51	$2.68

Earnings per share from continuing operations — diluted	$1.28	$1.63	$2.70
Loss per share from discontinued operations — diluted	—	(0.13)	(0.03)
Earnings per share attributable to BorgWarner Inc. — diluted	$1.28	$1.50	$2.67

Weighted average shares outstanding:
Basic	214.2	223.5	232.8
Diluted	216.4	224.8	234.4
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net earnings attributable to BorgWarner Inc.	$277	$338	$625

Other comprehensive income (loss)
Foreign currency translation adjustments	188	(163)	31
Cash flow hedges[1]	16	(37)	24
Postretirement defined benefit plans[1]	17	8	(7)
Total other comprehensive income (loss) attributable to BorgWarner Inc.	221	(192)	48

Comprehensive income attributable to BorgWarner Inc.[1]	498	146	673

Net earnings attributable to noncontrolling interest, net of tax	58	61	70
Other comprehensive income (loss) attributable to the noncontrolling interest[1]	7	(14)	(8)
Comprehensive income	$563	$193	$735
____________________________________
1 Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities (see Note 25)	$1,648	$1,382	$1,397
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(469)	(671)	(832)
Customer advances related to capital expenditures	29	18	—
Insurance proceeds received for damage to property, plant and equipment	4	—	—
Payments for acquired business, net of cash acquired	—	—	(109)
Proceeds from sale of businesses, net	7	8	9
Proceeds from settlement of net investment hedges, net	18	46	25
(Payments for) proceeds from investments in debt and equity securities, net	—	(8)	284
Proceeds from asset disposals and other, net	43	4	30
Net cash used in investing activities from continuing operations	(368)	(603)	(593)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Payments on notes payable	(5)	—	—
Additions to debt	—	1,008	18
Repayments of debt, including current portion	(409)	(525)	(451)
Payments for debt issuance costs	—	(9)	(3)
Payments for purchase of treasury stock	(508)	(402)	(177)
Payments for stock-based compensation items	(22)	(23)	(25)
Payments for business acquired, net of cash acquired	—	(4)	—
Payments for contingent consideration	(4)	(1)	(23)
Purchase of noncontrolling interest	—	—	(15)
Net distribution from PHINIA	—	—	401
Dividends paid to BorgWarner stockholders	(119)	(98)	(130)
Dividends paid to noncontrolling stockholders	(49)	(113)	(116)
Net cash used in financing activities from continuing operations	(1,116)	(167)	(521)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	—	(30)	(85)
Investing activities of discontinued operations	—	—	(86)
Financing activities of discontinued operations	—	—	84
Net cash used in discontinued operations	—	(30)	(87)
Effect of exchange rate changes on cash	55	(22)	—
Net increase in cash, cash equivalents and restricted cash	219	560	196
Cash, cash equivalents and restricted cash at beginning of year	2,094	1,534	1,338
Cash and cash equivalents at end of year	$2,313	$2,094	$1,534

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, January 1, 2023	283,575,876	(49,453,665)	$3	$2,675	$(2,032)	$7,454	$(876)	$284	$7,508
Dividends declared ($0.56 per share)[1]	—	—	—	—	—	(130)	—	(95)	(225)
Net issuance for executive stock plan	—	238,708	—	9	5	—	—	—	14
Net issuance of restricted stock	—	687,799	—	7	16	—	—	—	23
Purchase of treasury stock	—	(5,264,923)	—	—	(177)	—	—	—	(177)
Purchase of noncontrolling interest	—	—	—	(2)	—	—	—	(13)	(15)
Net earnings	—	—	—	—	—	625	—	70	695
Other comprehensive income (loss)	—	—	—	—	—	—	64	(8)	56
Spin-Off of PHINIA	—	—	—	—	—	(1,797)	(16)	—	(1,813)
Balance, December 31, 2023	283,575,876	(53,792,081)	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.44 per share)[1]	—	—	—	—	—	(98)	—	(111)	(209)
Net issuance for executive stock plan	—	458,585	—	(7)	21	—	—	—	14
Net issuance of restricted stock	—	731,669	—	(8)	34	—	—	—	26
Purchase of treasury stock	—	(12,304,175)	—	—	(404)	—	—	—	(404)
Net earnings	—	—	—	—	—	338	—	61	399
Other comprehensive loss	—	—	—	—	—	—	(192)	(14)	(206)
Spin-Off of PHINIA	—	—	—	—	—	20		—	20
Balance, December 31, 2024	283,575,876	(64,906,002)	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.56 per share)[1]	—	—	—	—	—	(119)	—	(67)	(186)
Net issuance for executive stock plan	—	362,672	—	4	16	—	—	—	20
Net issuance of restricted stock	—	473,382	—	(2)	26	—	—	—	24
Purchase of treasury stock	—	(12,448,657)	—	—	(513)	—	—	—	(513)
Net earnings	—	—	—	—	—	277	—	58	335
Other comprehensive income	—	—	—	—	—	—	221	7	228
Balance, December 31, 2025	283,575,876	(76,518,605)	$3	$2,676	$(3,008)	$6,570	$(799)	$172	$5,614
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

On July 3, 2023, BorgWarner completed the spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis.

The historical results of operations of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in these Consolidated Financial Statements.

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company’s significant accounting policies.

Basis of presentation Certain prior period amounts have been reclassified to conform to current period presentation. Additionally, in the year ended December 31, 2024, the Company recognized a $19 million increase in Net earnings attributable to BorgWarner Inc. in the Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the interim and annual reporting periods in 2024, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
covered by these financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of consolidation The Consolidated Financial Statements include all majority-owned subsidiaries in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated in consolidation.

Change in accounting method Prior to 2024, certain of the Company’s U.S. inventories were accounted for under the last-in, first-out (“LIFO”) method of accounting. During the fourth quarter of 2024, the Company changed the inventory valuation method for those locations from LIFO to the first-in, first-out (“FIFO”) method. FIFO was deemed a preferable method as it better aligns with the accounting practices of the Company’s peers, it more accurately reflects the current value and physical flow of inventory and it harmonizes the accounting method for the majority of inventories across the Company. Retroactive application of the change to prior periods did not have a material impact on any prior periods’ Consolidated Financial Statements, and therefore the Company recognized the cumulative effect of the change in the fourth quarter of 2024 as a reduction in Cost of sales of $29 million in the Consolidated Statements of Operations, which resulted in an increase in income before taxes of $29 million ($22 million after tax) for the three months ended December 31, 2024 with a corresponding increase in Inventories within the Consolidated Balance Sheet as of December 31, 2024.

Joint ventures and equity securities The Company has investments in three unconsolidated joint ventures, NSK-Warner K.K., Turbo Energy Private Limited and Fast Warner Intelligent Control Systems Co., Ltd. of which the Company owns 50%, 32.6% and 49.0%, respectively. These joint ventures are non-controlled affiliates in which the Company exercises significant influence but does not have a controlling financial interest and, therefore, are accounted for under the equity method. Generally, under the equity method, the Company’s original investments in these joint ventures are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in these non-controlled affiliates is included within Investments and long-term receivables in the Consolidated Balance Sheets. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.

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

Interests in privately held companies that do not have readily determinable fair values are accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321, “Investments - Equity Securities,” which includes monitoring on an ongoing basis for indicators of impairments or upward adjustments. These equity securities are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values.

Equity securities that have readily determinable fair values are measured at fair value. Equity securities that do not have a readily determinable fair value and which provide a net asset value (“NAV”) or its equivalent, are valued using NAV as a practical expedient. Changes in fair value and NAV are recorded in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrealized and realized (gain) loss on equity and debt securities in the Consolidated Statements of Operations.

Debt securities During 2022, the Company invested $500 million in convertible debt securities of Wolfspeed, Inc. (“Wolfspeed”) as part of a strategic partnership with Wolfspeed. The Company elected to classify the debt security as trading and remeasured the investment quarterly using fair value in accordance with ASC Topic 320, “Investments.” In 2023, the investment in Wolfspeed was disposed and the Company recorded a loss in Unrealized and realized (gain) loss on equity and debt securities in the Consolidated Statements of Operations. Prior to the disposition, the changes in fair value were recorded in Unrealized and realized (gain) loss on equity and debt securities in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements.

The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. The Company recognizes a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the arrangement (generally three to seven years). The Company evaluates the amounts capitalized each period end for recoverability and recognizes a reduction to revenue for any amounts that are no longer expected to be recovered over the term of the business arrangement.

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

Restricted cash Restricted cash includes amounts designated for uses other than current operations and is legally restricted as to use or withdrawal. As of December 31, 2025 and 2024, the Company had no restricted cash.

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

Inventories Inventory is measured using FIFO or average-cost methods at the lower of cost or net realizable value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under ASC Topic 360, “Property, Plant and Equipment.” In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities to be the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820, “Fair Value Measurement,” using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company’s impairment loss is calculated based on independent appraisals, discounted cash flows, estimated salvage value, or estimated orderly liquidation value, giving consideration to the highest and best use of the relevant assets.

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

During the year ended December 31, 2025, the Company recorded impairments of $174 million related to certain property, plant and equipment. The recorded impairments were as follows:

•During the year ended December 31, 2025, the Company recorded impairments of property, plant and equipment of $7 million related to the exit of its charging business and the consolidation of the Company’s North American battery systems business footprint within the Battery & Charging Systems reportable segment. The Company estimated fair value using estimated orderly liquidation value based on the Company’s determination of the highest and best use of the relevant assets.
•In the fourth quarter of 2025, the Company recorded impairment of property, plant and equipment of $167 million related to customer volume reduction as a result of electric vehicle adoption delays in North America within the PowerDrive Systems reportable segment and dual sourcing actions by certain customers and pricing pressures from competitors within the Battery & Charging Systems reportable segment. The Company estimated fair value using discounted cash flows and estimated orderly liquidation value based on the Company’s determination of the highest and best use of the relevant assets.

During the year ended December 31, 2025, the Company recorded intangible asset impairment assets of $27 million, of which $22 million related to exit of its charging business and the consolidation of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s North American battery systems business footprint within the Battery & Charging Systems reportable segment. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more information. Additionally, the Company recorded impairment of $5 million related to intangible assets at PowerDrive Systems.

During the year ended December 31, 2024, the Company recorded impairment charges of $69 million related to certain property, plant and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. In the fourth quarter of 2024, the Company noted deterioration in the forecast of its PowerDrive Systems and Battery & Charging Systems businesses due to further decreases in demand for eProducts as compared to the Company’s expectations as a result of electric vehicle adoption volatility across different regions. This was viewed as a triggering event, and as a result, individual facilities were tested for recoverability. These impairment charges related to locations that failed a recoverability test or where management had initiated plans to liquidate certain assets.

During the year ended December 31, 2023, the Company recorded charges of $29 million, related to the impairment of certain operating lease assets, a customer incentive asset and certain property, plant and equipment.

The charges referenced above were recognized in Impairment charges within the Consolidated Statements of Operations.

In addition, the Company recognized accelerated depreciation charges of $90 million, $50 million and $4 million during the years ended December 31, 2025, 2024 and 2023, respectively. These charges related to property, plant and equipment that were decommissioned or were in the process of being decommissioned.

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

The qualitative assessment evaluates various events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not that the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis.

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

During the year ended December 31, 2025, the Company recorded charges of $423 million related to the goodwill at Battery & Charging Systems. Refer to Note 2, “Acquisitions and Dispositions,” and Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information. During the year ended December 31, 2024, the Company recorded charges of $577 million primarily related to the goodwill at PowerDrive Systems and Battery & Charging Systems. Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.

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

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale. Additionally, depreciation is not recorded during the period in which the long-lived assets, included in the disposal group are classified as held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

Government grants The Company periodically receives government grants representing assistance provided by a government. These government grants are generally received in cash and typically provide reimbursement related to acquisition of property and equipment, product development or local governmental economic relief. The government grants are generally amortized using a systematic and rational method over the life of the grant. As of December 31, 2025, the Company recorded government grant related liabilities of $11 million in Other current liabilities and $74 million in Other non-current liabilities in the Company’s Consolidated Balance Sheet. During the year ended December 31, 2025, the Company recorded $46 million and $8 million of government grant-related credits in Selling, general and administrative expenses and Cost of sales, respectively, in the Company’s Consolidated Statement of Operations.

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

Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for more information.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” It requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. The standard improves transparency by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively, providing the additional disclosures as required in this report. Refer to Note 7, “Income Taxes” to the Consolidated Financial Statements for more information.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” It requires entities to disclose, in the notes to financial statements, specified information related to certain costs and expenses disaggregated by type. The standard improves transparency by providing more detailed information about the components of costs and expenses that would enable investors to better understand the major components of an entity’s income statement by referencing specific disclosures in the notes to financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements other than the related incremental disclosures.

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

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The standard provides comprehensive recognition, measurement, and presentation guidance for monetary and tangible non-monetary government grants received by business entities. This guidance is effective for annual reporting periods beginning after December 15, 2028 including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The standard clarifies the application of interim reporting guidance and reorganizes existing disclosures. This guidance is effective for interim reporting periods beginning after December 15, 2027. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥19 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the year ended December 31, 2024. In accordance with ASC Topic 230, the payments made in 2024 were classified as financing activities in the Company’s Consolidated Statement of Cash Flows, as they occurred more than three months after the acquisition closing date. During the year ended December 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price is undergoing negotiations and is payable before March 31, 2026. It was recorded in Other current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024. In January 2026, the negotiations were completed, and the Company made the final payment for ¥19 million ($3 million).

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024, as well as the retention of key employees during the same time period. During the year ended December 31, 2024, the Company paid ¥10 million ($1 million) of earn-out related amounts. During the year ended December 31, 2025, the Company paid the remaining earn-out of approximately ¥10 million ($2 million).

As described further below, in February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment, which included SSE.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthened the Company’s power electronics capabilities in auxiliary inverters, which has helped to accelerate the growth of the Company’s High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the year ended December 31, 2025, the Company paid ₣2 million ($2 million) of earn-out-related amounts. As of December 31, 2025, the Company’s estimate of the earn-out payments was approximately ₣2 million ($3 million), which was recorded in Other current liabilities in the Company’s Consolidated Balance Sheet.

Dispositions

Exit of Charging Business

In February 2025, the Company decided to exit its charging business within the Battery & Charging Systems reportable segment. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. Production operations ceased during the second quarter of 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The majority of the charging business related to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. The SSE business sale closed in the second quarter of 2025 with proceeds totaling approximately $7 million. During the year ended December 31, 2025, the Company recorded charges of $22 million related to the loss on the sale of the SSE business. The other locations within the charging business ceased operations during the second quarter of 2025 and did not meet the criteria to be reported as held-for-sale. The Company’s exit of its charging business did not meet the criteria for presentation as a discontinued operation.

During the year ended December 31, 2025, the Company recorded charges of $32 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. These charges primarily relate to a $22 million loss on the sale of the SSE business during the year ended December 31, 2025 which was recorded in Other operating expense, net, and the write-off of $9 million of inventory during the year ended December 31, 2025, which was recorded in Cost of sales in the Consolidated Statements of Operations. In addition, the Company recorded charges totaling $39 million during the year ended December 31, 2025, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million and $4 million, respectively. Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.

PHINIA, Inc.

On July 3, 2023, BorgWarner completed the spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis.

The historical results of operations of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in these Consolidated Financial Statements.

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA continued to provide certain services to each other following the Spin-Off. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025. The transition services agreement expired and all related services ended on September 30, 2025. On October 15, 2025, the Company entered into a settlement agreement with PHINIA, and in connection with the settlement agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations.

Refer to Note 21, “Contingencies” and Note 26, “Discontinued Operations” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to OEMs of commercial vehicles and off-highway vehicles, to certain tier one vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components.
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million December 31, 2025 and 2024, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2025, Other current liabilities and Other non-current liabilities were $1 million, respectively. As of December 31, 2024, Other current liabilities and Other non-current liabilities were $13 million and $29 million, respectively. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of December 31, 2025 and 2024, the Company recorded customer incentive payments of $7 million and $22 million, respectively, in Prepayments and other current assets, and $22 million and $23 million, respectively, in Other non-current assets in the Consolidated Balance Sheets. The Company evaluates the amounts capitalized each period end for recoverability and writes off any amounts that are no longer expected to be recovered over the term of the business arrangement. During the year ended December 31, 2025 , the Company wrote off a $7 million customer incentive asset, which was recorded in Net sales in the Company’s Consolidated Statements of Operations.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(in millions)	2025	2024	2023
Foundational products	$11,746	$11,751	$12,161
eProducts	2,570	2,335	2,037
Total	$14,316	$14,086	$14,198
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the years ended December 31, 2025, 2024, and 2023. Refer to Note 24,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Reportable Segments and Related Information” of the Consolidated Financial Statements for additional details.

	Year ended December 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,403	$2,088	$341	$202	$4,034
Europe	2,844	1,252	683	369	5,148
Asia	1,263	2,295	1,298	2	4,858
Other	259	—	—	17	276
Total	$5,769	$5,635	$2,322	$590	$14,316

	Year ended December 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,432	$1,943	$310	$199	$3,884
Europe	2,941	1,273	548	484	5,246
Asia	1,304	2,348	1,050	17	4,719
Other	208	—	—	29	237
Total	$5,885	$5,564	$1,908	$729	$14,086

	Year ended December 31, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,529	$1,972	$458	$134	$4,093
Europe	3,026	1,299	372	384	5,081
Asia	1,250	2,272	1,268	20	4,810
Other	202	—	4	8	214
Total	$6,007	$5,543	$2,102	$546	$14,198

NOTE 4    RESTRUCTURING

The Company’s undertakes restructuring activities, as necessary, to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best-cost locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or other termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits.

The following table represents restructuring expenses by reportable segment for the years ended December 31, 2025, 2024, and 2023. Refer to Note 24, “Reportable Segments and Related Information” of the Consolidated Financial Statements for additional details.

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Year ended December 31, 2025
Employee termination benefits	$44	$(1)	$19	$11	$5	$78
Other	5	2	12	4	—	23
Total restructuring expense	$49	$1	$31	$15	$5	$101

Year ended December 31, 2024
Employee termination benefits	$21	$10	$10	$1	$1	$43
Other	18	1	12	—	—	31
Total restructuring expense	$39	$11	$22	$1	$1	$74

Year ended December 31, 2023
Employee termination benefits	$63	$6	$1	$—	$—	$70
Other	7	2	—	—	—	9
Total restructuring expense	$70	$8	$1	$—	$—	$79

The following table displays a roll forward of the restructuring liability recorded within the Company’s Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2025	$39	$5	$44
Restructuring expense, net	78	23	101
Cash payments	(76)	(16)	(92)
Foreign currency translation adjustment and other	1	—	1
Balance at December 31, 2025	$42	$12	$54
Less: Non-current restructuring liability	6	—	6
Current restructuring liability at December 31, 2025	$36	$12	$48

2024 Structural Costs Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the years ended December 31, 2025 and 2024, the Company recorded $31 million and $13 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $44 million of restructuring charges related to this plan.

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational products businesses. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $8 million, $61 million and $79 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $148 million of restructuring costs related to this plan. The actions under this plan are complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2025, the Company recorded $62 million of restructuring costs for individually approved restructuring actions, as more fully described below.

There have been no changes in previously initiated plans that have resulted (or are expected to result) in a material change to the Company’s restructuring costs.
The following provides details of restructuring expense incurred by the Company’s reportable segments during the years ended December 31, 2025, 2024 and 2023, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Costs Plan
•During the year ended December 31, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and China.

•During the year ended December 31, 2024, the segment recorded $39 million of restructuring costs under this plan. These costs primarily related to $21 million of employee termination benefits and $18 million of professional fees and equipment relocation costs for facilities in Europe and China and U.S.

•During the year ended December 31, 2023, the segment recorded $70 million of restructuring costs under this plan. These costs primarily related to employee termination benefits associated with the announced closure of a facility in Europe affecting approximately 200 employees.

Other Actions
•During the year ended December 31, 2025, the Company recorded $42 million of restructuring costs for individually approved restructuring actions. These costs primarily related to $39 million of employee termination benefits and $3 million of contractual settlement expense for facilities in Europe and China.

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
PowerDrive Systems
2024 Structural Costs Plan
•During the year ended December 31, 2025, the segment recorded $31 million of restructuring costs under this plan. These costs primarily related to $19 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee termination benefits and $12 million of equipment relocation costs for facilities in the U.S., Mexico, Asia and Europe.

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

Battery & Charging Systems
•During the year ended December 31, 2025, the segment recorded $15 million of individually approved restructuring costs. These costs primarily related to $11 million of employee termination benefits and $4 million of contract cancellations and professional fees for facilities in the U.S and China, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business. Refer to Note 2, “Acquisitions and Dispositions,” for more information.

Corporate
•During the year ended December 31, 2025, $5 million of individually approved restructuring costs were recorded. These costs primarily related to employee termination benefits associated with a global overhead cost reduction initiative.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross R&D expenditures	$823	$872	$856
Customer reimbursements	(113)	(136)	(139)
Net R&D expenditures	$710	$736	$717

Net R&D expenditures as a percentage of net sales were 5.0%, 5.2% and 5.1% for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 6    OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Year Ended December 31,
(in millions)	2025	2024	2023
Legal settlement	$40	$—	$—
Costs to exit charging business	23	—	—
Impairment of investment	16	—	—
Chief Executive Officer ("CEO") transition compensation	11	—	—
Loss (gain) on sale of assets	9	2	(13)
Adjustments associated with Spin-Off related balances	7	17	—
Merger and acquisition expense, net	5	2	23
Loss (gain) on sale of businesses	2	6	(5)
Commercial contract settlement	—	15	—
Spin-Off transition services income, net	—	(5)	(10)
Other income, net	(4)	(5)	(11)
Other operating expense (income), net	$109	$32	$(16)

Legal settlement: During the year ended December 31, 2025, the Company recorded a charge of $40 million, related to a legal settlement, inclusive of associated legal fees. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

Costs to exit charging business: During the year ended December 31, 2025, the Company recorded charges of $23 million related to the exit of its charging business within the Battery & Charging Systems reportable segment. Refer to Note 2, “Acquisitions and Dispositions,” and Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.

Impairment of investment: During the year ended December 31, 2025, the Company recorded a charge of $16 million related to the impairment of an investment without a readily determinable fair value.

Chief Executive Officer ("CEO") transition compensation: During the year ended December 31, 2025, the Company recorded charges of $11 million related to duplicative compensation.

Loss (gain) on sale of assets: During the year ended December 31, 2025, the Company recorded a loss of $9 million related to the sale of equipment from a closed facility in North America and the sale of a building in Europe. During the year ended December 31, 2024, the Company recorded a $2 million loss on sale of fixed assets at a European manufacturing facility. During the year ended December 31, 2023, the Company recorded a $13 million gain on sale of fixed assets, primarily attributed to the sale of a European manufacturing facility and other fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjustments associated with Spin-Off related balances: During the year ended December 31, 2025, the Company recorded expense of $7 million primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA, unrelated to the legal settlement discussed above. During the year ended December 31, 2024, the Company recorded expense of $17 million, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Merger and acquisition expense, net: During the year ended December 31, 2025, the Company recorded merger and acquisition expense, net of $5 million, primarily related to professional fees associated with specific acquisition initiatives. During the year ended December 31, 2024, the Company recorded a merger and acquisition expense, net of $2 million, primarily related to professional fees associated with specific acquisition initiatives, mostly offset by a gain of $6 million related to the revision of its expected earn-out related to the Drivetek acquisition. During the year ended December 31, 2023, the Company recorded merger and acquisition expense, net of $23 million, primarily related to professional fees for specific acquisition initiatives. This merger and acquisition expense, net included an $8 million loss related to a change in estimate of the expected earn-out estimate associated with the Santroll acquisition.

Loss (gain) on sale of businesses: During the year ended December 31, 2025, the Company recorded a net loss of $2 million related to a business closure in North America, plant disposal in China and the sale of an operation in Europe. During the year ended December 31, 2024, the Company recorded a net loss on sale of business of $6 million primarily related to the estimated loss on an immaterial business that met held for sale accounting criteria. During the year ended December 31, 2023, the Company recorded a net gain on sale of business in North America of $5 million.

Commercial contract settlement: During the year ended December 31, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor Corporation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7    INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2025	2024	2023
Earnings (loss) before income taxes:
U.S.[1]	$(177)	$(303)	$(316)
Non-U.S.	701	842	1,307
Total	$524	$539	$991
Provision for income taxes:
Current:
Federal[2]	$(1)	$(18)	$(1)
State	(3)	1	8
Foreign[2]	326	284	342
Total current expense	322	267	349
Deferred:
Federal	(76)	(198)	(85)
State	(7)	(5)	—
Foreign	(50)	47	25
Total deferred benefit	(133)	(156)	(60)
Total provision for income taxes	$189	$111	$289
__________________________
1 In 2023, the U.S. loss before income taxes included the realized and unrealized loss on debt and equity securities of $174 million that was primarily related to the Company’s investment in Wolfspeed convertible debt securities that was sold during the year.
2 In accordance with ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires withholding tax expense to be reflected in the jurisdiction in which the tax is imposed, the Company reclassified $45 million and $43 million of withholding tax expense for 2024 and 2023, respectively, from U.S. current tax expense to foreign current tax expense.

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is presented in the following table.

	Year Ended December 31,
(in millions)	2025		2024		2023
U.S. federal statutory tax rate	$110	21.0%	$114	21.0%	$209	21.0%
State and local income taxes[1]	(10)	(1.9)	—	—	6	0.6
Enactment of new tax laws	—	—	(9)	(1.7)	—	—
Effect of cross-border tax laws
Foreign-derived intangible income	—	—	(11)	(2.0)	(23)	(2.3)
Global intangible low-taxed income	36	6.9	24	4.5	19	1.9
Net tax on remittance of foreign earnings	1	0.2	(17)	(3.2)	(10)	(1.0)
Other	14	2.7	1	0.2	11	1.1
Tax credits
Foreign tax credits	(48)	(9.2)	(47)	(8.7)	(40)	(4.0)
Research and development credit	(10)	(1.9)	(26)	(4.8)	(34)	(3.4)
Changes in valuation allowances	(6)	(1.1)	32	5.9	39	3.9
Nontaxable or nondeductible items
Intercompany transaction gain	(6)	(1.1)	(15)	(2.8)	(61)	(6.1)
Other	14	2.7	9	1.7	5	0.5
Other adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of basis differences	(40)	(7.6)	(13)	(2.4)	1	0.1
Other	2	0.4	13	2.4	(6)	(0.6)
Foreign tax effects
China
Effect of rates different than statutory	21	4.0	4	0.7	18	1.8
Withholding tax	37	7.1	33	6.1	52	5.2
Net tax on remittance of foreign earnings	(6)	(1.1)	(6)	(1.1)	(21)	(2.1)
Impairment of goodwill	—	—	94	17.5	(1)	(0.1)
Tax holiday	(39)	(7.4)	(45)	(8.4)	(35)	(3.5)
Enhanced research and development deduction	(24)	(4.6)	(29)	(5.4)	(35)	(3.5)
Changes in valuation allowances	18	3.4	—	—	—	—
Other	(7)	(1.3)	8	1.5	(6)	(0.6)
Germany
Effect of rates different than statutory	28	5.3	(7)	(1.3)	1	0.1
Impairment of goodwill	61	11.4	32	6.1	—	—
State and local income taxes	(5)	(1.0)	14	2.6	2	0.2
Other	27	5.2	(16)	(3.0)	20	2.0
Italy
Changes in valuation allowances	(2)	(0.4)	14	2.6	—	—
Other	7	1.3	6	1.1	7	0.7
Korea
Withholding tax	13	2.5	14	2.6	13	1.3
Impairment of goodwill	—	—	18	3.3	—	—
Other	8	1.5	(6)	(1.1)	6	0.6
Mexico
Intercompany transaction gain	—	—	—	—	(16)	(1.6)
Other	15	2.9	(5)	(0.9)	19	1.9
France
Changes in valuation allowances	1	0.2	(2)	(0.4)	96	9.7
Other	1	0.2	—	—	(6)	(0.6)
Luxembourg
Changes in valuation allowances	—	—	—	—	37	3.7
Other	(3)	(0.6)	3	0.6	(3)	(0.3)
Other foreign jurisdictions	1	0.2	31	5.8	31	3.1
Changes in unrecognized tax benefits	(20)	(3.8)	(99)	(18.4)	(6)	(0.6)
Income tax expense	$189	36.1%	$111	20.6%	$289	29.1%
__________________________
1 State taxes in Mississippi (2025), Illinois and Kentucky (2024 & 2023) comprise the majority (greater than 50%) of the tax effect in that category.

The Company’s tax rate is affected by the tax laws and rates of the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

In 2025, the Company reflected a $126 million tax impact of non-deductible impairment of goodwill. In addition, the Company recorded a tax benefit of $29 million related to reductions in certain unrecognized tax benefits and accrued interest for positions remeasured after various audit closures, a tax benefit of $16 million related to the exit of the charging business and a tax benefit of $7 million related to tax law changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2024, the Company reflected a $151 million tax impact of non-deductible impairment of goodwill. In addition, the Company recorded a tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed and a tax benefit of $36 million related to post Spin-Off restructuring.

In 2023, the Company recognized a tax benefit of $19 million related to the resolution of tax audits and reductions in certain unrecognized tax benefits and accrued interest related to matters for which the statute of limitation had lapsed. In addition, the Company recognized a tax benefit of $50 million in relation to the Spin-Off, a tax benefit of $30 million in relation to various changes in filling positions for prior years, and a tax expense of $79 million in relation to changes in judgment related to the recovery of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies.

A roll forward of the Company’s total gross unrecognized tax benefits is presented below:

(in millions)	2025	2024	2023
Balance, January 1	$95	$161	$172
Additions based on tax positions related to current year	7	9	15
Reductions for closure of tax audits and settlements	(1)	—	(5)
Reductions for tax positions of prior years	(37)	(1)	(11)
Reductions for lapse in statute of limitations	—	(67)	(10)
Translation adjustment	9	(7)	—
Balance, December 31	$73	$95	$161

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and accrued approximately $28 million and $22 million for the payment of interest and penalties at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized expense related to interest and penalties of $4 million, $5 million and $10 million, respectively. During the year ended December 31, 2024, the Company also recorded a reduction in tax expense of $46 million for previously recorded interest related to matters for which the statute of limitations lapsed.

As of December 31, 2025, approximately $80 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods. This amount includes a decrease in U.S. federal income taxes that would occur upon recognition of the state tax benefits and U.S. foreign tax credits included therein.

The Company and/or one of its subsidiaries files income tax returns with the U.S. federal and various state and foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2021 and prior	Luxembourg	2020 and prior
China	2019 and prior	Mexico	2019 and prior
France	2021 and prior	Poland	2019 and prior
Germany	2018 and prior	South Korea	2019 and prior
Hungary	2019 and prior	United Kingdom	2021 and prior
Japan	2023 and prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss and capital loss carryforwards	$320	$305
Research and development capitalization	332	291
Employee compensation	77	45
Other comprehensive loss	28	—
Warranty	33	30
Tax credits	106	67
Other	86	116
Total deferred tax assets	$982	$854
Valuation allowance	(360)	(325)
Net deferred tax asset	$622	$529
Deferred tax liabilities:
Goodwill and intangible assets	(88)	(100)
Unremitted foreign earnings	(88)	(95)
Fixed assets	(55)	(107)
Other comprehensive gain	—	(35)
Total deferred tax liabilities	$(231)	$(337)
Net deferred taxes	$391	$192

As of December 31, 2025, the Company had non-U.S. net operating loss (“NOL”) deferred tax assets of $235 million, $26 million of which expire at various dates from 2026 through 2045 and $209 million of which have an indefinite life. As of December 31, 2025, the Company had a valuation allowance of $201 million with regards to these deferred tax assets. As of December 31, 2025, certain non-U.S. subsidiaries have tax credit carryforwards of $21 million of which expire at various dates from 2026 to 2035. As of December 31, 2025, the Company had a valuation allowance of $2 million with regards to these deferred tax assets.

As of December 31, 2025, U.S. subsidiaries had net operating loss (“NOL”) deferred tax assets of approximately $39 million, of which $15 million expire at various dates from 2026 through 2044 and $24 million of which have an indefinite life. As of December 31, 2025, the Company had a valuation allowance of $36 million with regard to these deferred tax assets. As of December 31, 2025, certain U.S. subsidiaries have tax credit carryforwards of $85 million of which expire at various dates from 2026 to 2045. As of December 31, 2025, the Company had a valuation allowance of $47 million with regard to these deferred tax assets.

On a quarterly basis, the Company reviews the likelihood that the benefit of its deferred tax assets will be realized and, therefore, the need for valuation allowances. The Company assesses existing deferred tax assets, net operating loss carryforwards and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies. If, based upon the weight of available evidence, it is more-likely-than-not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent restructurings, the Company concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more-likely-than-not that the net deferred tax assets in certain jurisdictions that include entities in France, Spain, U.S., Italy, Turkey, Germany, and China will not be realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2025, the Company recorded deferred tax liabilities of $88 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings. The Company’s best estimate of the unrecognized deferred tax liability on these basis differences is approximately $4 million as of December 31, 2025.

Cash paid for income taxes, net of refunds is presented in the following table:

	Year Ended December 31,
(in millions)	2025	2024	2023
U.S. state	$1	$10	$7
U.S. federal	—	50	47
Total foreign	371	346	308
China	105	96	91
Korea	42	47	41
Poland	35	20	30
Spain	33	32	30
Mexico	31	46	20
Germany	23	6	23
India	23	18	15
Other foreign	79	81	58
Total	$372	$406	$362

NOTE 8    RECEIVABLES, NET

The table below provides details of receivables as of December 31, 2025 and 2024:

	December 31,
(in millions)	2025	2024
Receivables, net:
Customers	$2,407	$2,273
Indirect taxes	329	310
Other	248	281
Gross receivables	2,984	2,864
Allowance for credit losses	(22)	(21)
Total receivables, net	$2,962	$2,843

The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning balance, January 1	$(21)	$(12)	$(11)
Provision	(7)	(10)	(4)
Write-offs	8	—	2
Translation adjustment and other	(2)	1	1
Ending balance, December 31	$(22)	$(21)	$(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9    INVENTORIES

A summary of Inventories is presented below:

	December 31,
(in millions)	2025	2024
Raw material and supplies	$888	$915
Work-in-progress	157	147
Finished goods	162	189
Inventories	$1,207	$1,251

NOTE 10    OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	December 31,
(in millions)	2025	2024
Prepayments and other current assets:
Prepaid tooling	$109	$107
Prepaid taxes	105	98
Derivative instruments	18	19
Contract assets (Note 3)	15	15
Prepaid insurance	11	11
Other	55	83
Total prepayments and other current assets	$313	$333

Investments and long-term receivables:
Investment in equity affiliates	$251	$245
Investment in equity securities	59	70
Long-term receivables	47	41
Total investments and long-term receivables	$357	$356

Other non-current assets:
Deferred income taxes (Note 7)	$556	$359
Operating leases (Note 22)	151	177
Derivative instruments	27	89
Customer incentive payments (Note 3)	22	23
Other	82	62
Total other non-current assets	$838	$710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2025	2024
Land, land use rights and buildings	$1,373	$1,354
Machinery and equipment	5,844	5,520
Finance lease assets	28	30
Construction in progress	407	437
Total property, plant and equipment, gross	7,652	7,341
Less: accumulated depreciation	4,557	4,007
Property, plant and equipment, net, excluding tooling	3,095	3,334
Tooling, net of amortization	235	241
Property, plant and equipment, net	$3,330	$3,575

Interest costs capitalized for the years ended December 31, 2025, 2024 and 2023 were $11 million, $15 million and $17 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12    GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of December 31, 2025, the Company had four reportable segments and four goodwill reporting units.

2025 Goodwill Analyses

During the first quarter of 2025, as a result of the Company’s plan to exit the charging business, the Company separately allocated the goodwill from its historical reporting unit of Battery & Charging Systems to the battery systems business and to the charging business on a relative fair value basis. The Company estimated the allocated fair values of the businesses from the historical reporting unit based upon the present value of their anticipated future cash flows. The estimated fair value of the charging business was determined using a cost approach. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. During the first quarter of 2025, the relative fair value analysis resulted in an allocation, and subsequent impairment, of $13 million related to the goodwill allocated to the charging business. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more information.

In conjunction with the goodwill allocation in the first quarter of 2025, the Company performed a quantitative impairment assessment of the Battery & Charging Systems’ goodwill after the impairment of the charging business’ goodwill. Based on this interim impairment test, the Battery & Charging Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 18%, resulting in no impairment at that time.

During the fourth quarter of 2025, the Company performed a qualitative analysis on its Turbos & Thermal Technologies and Drivetrain & Morse Systems reporting units and performed a quantitative analysis on its Battery & Charging Systems reporting unit. The goodwill associated with the Company’s PowerDrive Systems reporting unit was fully impaired during the year ended December 31, 2024. The Company’s qualitative assessment on its Turbos & Thermal Technologies and Drivetrain & Morse Systems reporting units indicated it was more-likely-than-not the fair value of these reporting units exceeded the carrying value.

For the quantitative analysis of the Battery & Charging Systems reporting unit, the estimated fair values were determined using an income approach. Under the income approach, fair value is determined based on present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.

The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The significant assumptions affecting the Company’s 2025 goodwill quantitative impairment review were as follows:

•Discount rates: The Company used a 14% weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income (loss) margin: The Company used historical and expected operating income (loss) margins, which may vary based on the projection of the reporting unit being evaluated.

•Revenue growth rates: The Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the above significant assumptions, the Company noted the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

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

During the fourth quarter of 2025, in connection with the preparation of the Company’s annual financial statements, the Company noted deterioration in the forecast for its Battery & Charging Systems business. This deterioration was due to dual sourcing actions by certain customers and electric vehicle adoption delays in North America. As a result, during the fourth quarter of 2025, the Company recorded an incremental impairment charge of $410 million. For the year ended December 31, 2025, the Company recorded total goodwill impairment charges of $423 million related to the Battery & Charging Systems reporting unit.

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

2024 Goodwill Analyses

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2024, in connection with the preparation of the Company’s annual financial statements, the Company noted deterioration in the forecast for its PowerDrive Systems and Battery & Charging Systems businesses. This deterioration was due to further decreases in demand for eProducts as compared to the Company’s expectations as a result of electric vehicle adoption volatility across different regions. This downward revision to the outlooks of these businesses was due to volatility in actual and expected customer production schedules. The Company had made capital investments to support new eProducts business that has been delayed and/or launched with lower-than-expected volumes. As a result, during the fourth quarter of 2024, the Company recorded goodwill impairment charges of $468 million and $109 million related to the PowerDrive Systems and Battery & Charging Systems reporting units, respectively.

With respect to the quantitative analyses performed during the years ended December 31, 2025, 2024 and 2023, future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill is presented in the following tables. Refer to Note 24, “Reportable Segments and Related Information” for more information.

	2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, January 1	$1,235	$1,120	$468	$613	$3,436
Accumulated impairment losses, January 1	(502)	—	(468)	(109)	(1,079)
Net goodwill balance, January 1	$733	$1,120	$—	$504	$2,357
Goodwill during the year:
Impairment	—	—	—	(423)	(423)
Other, primarily translation adjustment	44	12	—	65	121
Net goodwill balance, December 31	$777	$1,132	$—	$146	$2,055

Gross goodwill balance, December 31	$1,279	$1,132	$468	$678	$3,557
Accumulated impairment losses, December 31	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, December 31	$777	$1,132	$—	$146	$2,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, January 1	$1,257	$1,126	$481	$651	$3,515
Accumulated impairment losses, January 1	(502)	—	—	—	(502)
Net goodwill balance, January 1	$755	$1,126	$481	$651	$3,013
Goodwill during the year:
Impairment	—	—	(468)	(109)	(577)
Measurement period adjustments[1]	—	—	6	—	6
Other, primarily translation adjustment	(22)	(6)	(19)	(38)	(85)
Net goodwill balance, December 31	$733	$1,120	$—	$504	$2,357

Gross goodwill balance, December 31	$1,235	$1,120	$468	$613	$3,436
Accumulated impairment losses, December 31	(502)	—	(468)	(109)	(1,079)
Net goodwill balance, December 31	$733	$1,120	$—	$504	$2,357
_____________________________
1 Measurement period adjustments relate to the Company’s 2023 purchase of Eldor Corporation.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$338	$210	$128	$352	$172	$180
Customer relationships	6 - 15	639	379	260	610	321	289
Miscellaneous	2 - 5	10	8	2	9	7	2
Total amortized intangible assets		987	597	390	971	500	471
Unamortized trade names		4	—	4	3	—	3
Total other intangible assets		$991	$597	$394	$974	$500	$474

Amortization of other intangible assets was $66 million, $69 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company utilizes the straight-line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $57 million in 2026, $49 million in 2027, $49 million in 2028, $50 million in 2029, $48 million in 2030 and $137 million thereafter.

A roll forward of the gross carrying amounts and related accumulated amortization of the Company’s other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2025	2024	2025	2024
Beginning balance, January 1	$974	$1,020	$500	$456
Measurement period adjustments[1]	—	(4)	—	—
Impairment / write-offs	(36)	(3)	(9)	—
Amortization	—	—	66	69
Translation adjustment	53	(39)	40	(25)
Ending balance, December 31	$991	$974	$597	$500
_____________________________
1 Measurement period adjustments relate to the Company’s 2023 purchase of Eldor Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13    PRODUCT WARRANTY

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$215	$196
Provisions for current period sales	108	85
Adjustments of prior estimates	1	15
Payments	(86)	(71)
Other, primarily translation adjustment	16	(10)
Ending balance, December 31	$254	$215

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2025	2024
Other current liabilities	$86	$88
Other non-current liabilities	168	127
Total product warranty liability	$254	$215

During the year ended December 31, 2025, the Company recognized and collected an insurance recovery of $21 million related to a resolved historical warranty matter as a reduction of Cost of sales in the Consolidated Statements of Operations.

NOTE 14    DEBT

The Company had debt outstanding as follows:

	December 31,
(in millions)	2025	2024
Short-term borrowings	$3	$61

Long-term debt
3.375% Senior notes due 03/15/25	—	334
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,097	1,095
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	496	495
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,163	1,022
5.400% Senior notes due 08/15/34 ($500 million par value)	494	493
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	31	46
Total long-term debt	3,896	4,100
Less: current portion	2	337
Long-term debt, net of current portion	$3,894	$3,763

On March 15, 2025, the Company’s 3.375% senior notes matured and were repaid in accordance with the terms of the indenture.

In August 2024, the Company announced that it had commenced tender offers to purchase for cash certain of the Company’s outstanding 3.375% senior notes due in March 2025 (the “March 2025 Senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes”) and the 5.000% senior notes due in October 2025 (the “October 2025 Senior Notes”). Pursuant to the tender offers, the Company purchased and extinguished $50 million of the March 2025 Senior Notes and $110 million of the October 2025 Senior Notes. On November 1, 2024, the Company redeemed the remaining $343 million outstanding October 2025 Senior Notes at a make-whole redemption price of 101 percent. The tender offers and redemption resulted in a net gain on debt extinguishment of $10 million, primarily related to the write-off of the remaining unamortized fair value up to the October 2025 Senior Notes. The net gain on debt extinguishment is recorded to Interest expense, net, in the Consolidated Statements of Operations.

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

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of December 31, 2025 and 2024, the Company had $3 million and $61 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Consolidated Balance Sheets. The short-term borrowings as of December 31, 2024, primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2025 and 2024 was 0.7% and 4.0%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of December 31, 2025 and 2024 was 2.5% and 2.8%, respectively. The following table provides details on Interest expense, net included in the Consolidated Statements of Operations. Interest expense primarily relates to interest on the Company’s fixed rate Senior notes, net of any amortization of premium or discount. Interest income primarily relates to interest received on cash and investments and interest received on the Company’s net investment hedges.

The following table provides details on Interest expense, net included in the Consolidated Statement of Operations:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest expense	$99	$84	$73
Interest income	(60)	(54)	(35)
Gain on debt extinguishment	—	(10)	(28)
Interest expense, net	$39	$20	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Annual principal payments required as of December 31, 2025 are as follows:

(in millions)
2026	$5
2027	1,106
2028	5
2029	633
2030	2
After 2030	2,179
Total payments	$3,930
Less: unamortized premiums, net of discount	(31)
Total short and long-term debt	$3,899

The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations.

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2025. At December 31, 2025 and 2024, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2025 and 2024.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of December 31, 2025 and 2024, the estimated fair values of the Company’s senior unsecured notes totaled $3,690 million and $3,797 million, respectively. The estimated fair values were $175 million and $257 million lower than carrying value at December 31, 2025 and 2024, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $36 million and $29 million at December 31, 2025 and 2024, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15    OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2025	2024
Other current liabilities:
Payroll and employee related	$380	$361
Customer-related	236	173
Income taxes payable	113	115
Product warranties (Note 13)	86	88
Indirect taxes	77	117
Operating leases (Note 22)	36	38
Employee termination benefits (Note 4)	36	31
Accrued freight	36	22
Supplier related	29	26
Interest	27	31
Insurance	17	18
Derivative instruments	16	27
Retirement related (Note 18)	14	10
Other non-income taxes	12	12
Deferred engineering	12	10
Other restructuring (Note 4)	12	5
Government grants	11	22
Other	131	110
Total other current liabilities	$1,281	$1,216

Other non-current liabilities:
Product warranties (Note 13)	$168	$127
Deferred income taxes (Note 7)	165	167
Operating leases (Note 22)	122	144
Other income tax liabilities	101	118
Derivative instruments	97	5
Deferred income	84	88
Other	114	92
Total other non-current liabilities	$851	$741

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

Fair Value Measurements on a Recurring Basis

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

		Basis of fair value measurements
	Balance at December 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
(in millions)
Assets:
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$22	$—	$22	$—	A	$—
Net investment hedge contracts	$23	$—	$23	$—	A	$—
Liabilities:
Current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$19	$—	$19	$—	A	$—
Net investment hedge contracts	$94	$—	$94	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$25	$—	$—	$—	—	$25
Foreign currency contracts	$24	$—	$24	$—	A	$—
Net investment hedge contracts	$84	$—	$84	$—	A	$—
Liabilities:
Current earn-out liabilities	$4	$—	$—	$4	C	$—
Non-current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$32	$—	$32	$—	A	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2025	$4	$3
Reclassification	3	(3)
Earn-out settlements	(4)	—
Balance at December 31, 2025	$3	$—

Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more detail regarding earn-outs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the Company’s defined benefit plans assets measured at fair value on a recurring basis:

		Basis of fair value measurements
(in millions)	Balance at December 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[2]
U.S. Plans:
Fixed income securities	$77	$—	$—	$—	—	$77
Equity securities	4	—	—	—	—	4
Alternative credit fund	15	—	—	—	—	15
Cash	29	29	—	—	A	—
	$125	$29	$—	$—		$96
Non-U.S. Plans:
Fixed income securities	$144	$26	$—	$—	A	$118
Equity securities	90	72	—	—	A	18
Cash	1	1	—	—	A	—
Insurance contract[1]	131	—	—	131	C	—
Real estate and other	66	37	12	—	A,C	17
	$432	$136	$12	$131		$153

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[2]
U.S. Plans:
Fixed income securities	$76	$—	$—	$—	—	$76
Equity securities	16	—	—	—	—	16
Alternative credit fund	15	—	—	—	—	15
Cash	19	19	—	—	A	—
	$126	$19	$—	$—		$107
Non-U.S. Plans:
Fixed income securities	$141	$23	$—	$—	A	$118
Equity securities	73	60	—	—	A	13
Cash	33	33	—	—	A	—
Insurance contract[1]	98	—	—	98	C	—
Real estate and other	35	5	13	—	A,C	17
	$380	$121	$13	$98		$148
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide a reconciliation of the Company’s Level 3 defined benefit plans assets:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance contract
Balance at January 1, 2025	$98
Purchases, sales and settlements	33
Benefits paid	(8)
Translation adjustment	8
Balance at December 31, 2025	$131

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more detail surrounding the defined benefit plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

Fair Value Measurements on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These fair value measurements are classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2025, the Company recorded asset impairment charges of $174 million related to certain property, plant, and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. During the year ended December 31, 2024, the Company recorded asset impairment charges of $69 million related to certain property, plant, and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more information.

During the year ended December 31, 2025, the Company recorded investment impairment charges of $16 million. Refer to Note 6, “Other Operating Expense (Income), Net,” to the Consolidated Financial Statements for more information.

NOTE 17    FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2025 and 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company had no material commodity derivative contracts at December 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At December 31, 2025 and 2024, the Company had no outstanding interest rate swaps or options.

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

At December 31, 2025, the following notional amounts related to foreign currency derivative contracts were outstanding, which mature through the December, 2027:

(in millions)	Notional Amount[1]
Traded currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
Euro	103	$122
U.S. Dollar	690	$690
Mexican Peso	3,226	$179
Polish Zloty	632	$176
Hungarian Forint	14,863	$45
British Pound	30	$41
Swiss Franc	28	$36
_____________________________
1 Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of December 31, 2025.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At December 31, 2025 and 2024, the following cross-currency swap contracts were outstanding and mature through August, 2030:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cross-currency swaps
(in millions)	December 31, 2025	December 31, 2024
U.S. Dollar to Euro:
Fixed receiving notional	$400	$1,100
Fixed paying notional	€355	€976
U.S. Dollar to Euro:
Fixed receiving notional	$500	$500
Fixed paying notional	€470	€470
U.S. Dollar to Euro:
Fixed receiving notional	$500	$—
Fixed paying notional	€450	€—
U.S. Dollar to Euro:
Fixed receiving notional	$200	$—
Fixed paying notional	€179	€—
U.S. Dollar to Japanese Yen:
Fixed receiving notional	$100	$100
Fixed paying notional	¥12,724	¥12,724

During the year ended December 31, 2025, the Company unwound $700 million of cross-currency swap contracts originally maturing in July 2027, resulting in a cash outflow of approximately $4 million. The corresponding loss is expected to remain in AOCI until the net investment is sold, completely liquidated or substantially liquidated. Concurrently, the Company executed two U.S. Dollar to Euro cross-currency swap contracts of $500 million maturing in July 2028 and $200 million maturing in August 2030.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments in the Balance Sheet

At December 31, 2025 and 2024, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	December 31, 2025	December 31, 2024	Location	December 31, 2025	December 31, 2024
Foreign currency	Prepayments and other current assets	$18	$18	Other current liabilities	$16	$23
Foreign currency	Other non-current assets	$4	$5	Other non-current liabilities	$3	$5
Net investment hedges	Other non-current assets	$23	$84	Other non-current liabilities	$94	$—

Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$—	$1	Other current liabilities	$—	$4

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2025 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract type	December 31, 2025	December 31, 2024
Cash flow hedges:
Foreign currency	$7	$(7)	$(1)
Net investment hedges:
Cross-currency swaps	$(71)	$84	$—
Foreign currency-denominated debt	29	168	—
Total	$(35)	$245	$(1)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$14,316	$11,642	$1,304	$221

Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$9
Gain (loss) reclassified from AOCI to income	$—	$(5)	$(2)	$—

	Year ended December 31, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$14,086	$11,438	$1,350	$(192)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(2)
Gain (loss) reclassified from AOCI to income	$3	$33	$(1)	$—

	Year ended December 31, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$14,198	$11,630	$1,316	$48

Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$59
Gain (loss) reclassified from AOCI to income	$—	$—	$34	$—

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2025	2024	2023
Cross-currency swaps	$(155)	$72	$(55)
Foreign currency-denominated debt	$(138)	$68	$(33)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815 held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Year Ended December 31,
Net investment hedges	2025	2024	2023
Cross-currency swaps	$24	$23	$25

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

(in millions)		Year Ended December 31,
Contract type	Location	2025	2024	2023
Foreign currency	Selling, general and administrative expenses	$—	$2	$(15)

NOTE 18        RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $44 million, $46 million and $45 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

In August 2025, the Company executed an amendment to the plan document of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”) to terminate the plan effective October 31, 2025. The termination of the U.S. Pension Plan is expected to take up to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. At December 31, 2025, the projected benefit obligation of the U.S. Pension Plan’s exceeded fair value of plan assets by $4 million under U.S. GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2024, the Company entered into a second buy-in contract (the first buy-in contract was entered into in 2019) with an insurance company related to its U.K. pension plan. Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2025, the U.K. pension plan had plan assets of $131 million, all held by the insurance company. The projected benefit obligation of the U.K. pension plan at December 31, 2025 was $104 million under U.S. GAAP. The U.K. pension plan was overfunded by $27 million as of December 31, 2025, under U.S. GAAP.
The PHINIA-related benefits (costs) are included in the table below for periods prior to the Spin-Off, as they are not reported as discontinued operations in accordance with ASC Topic 205-20, “Discontinued Operations”.

The following table summarizes the expenses for the Company’s defined contribution and defined benefit pension plans and the other postemployment benefit plans:

	Year Ended December 31,
(in millions)	2025	2024	2023
Defined contribution expense	$44	$46	$45
Defined benefit pension expense	26	26	26
Total	$70	$72	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension benefits				Other postemployment benefits
	Year Ended December 31,
	2025		2024		Year Ended December 31,
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	2025	2024
Change in projected benefit obligation:
Projected benefit obligation, January 1	$121	$451	$131	$478	$29	$33
Service cost	—	15	—	13	—	—
Interest cost	6	19	6	19	1	1
Plan amendments	—	—	—	(1)	—	—
Settlement and curtailment	—	(11)	—	(6)	(1)	—
Actuarial loss (gain)	14	(38)	(3)	—	2	(1)
Currency translation	—	52	—	(32)	—	—
Benefits paid	(12)	(21)	(13)	(20)	(4)	(4)
Projected benefit obligation, December 31[1]	$129	$467	$121	$451	$27	$29
Change in plan assets:
Fair value of plan assets, January 1	$126	$380	$123	$392
Actual return on plan assets	10	13	—	14
Employer contribution	1	22	16	23
Plan participants’ contribution	—	—	—	1
Settlements	—	(4)	—	(9)
Currency translation	—	43	—	(21)
Other	—	(1)	—	—
Benefits paid	(12)	(21)	(13)	(20)
Fair value of plan assets, December 31	$125	$432	$126	$380
Funded status	$(4)	$(35)	$5	$(71)	$(27)	$(29)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$76	$8	$44	$—	$—
Current liabilities	(3)	(7)	(1)	(5)	(4)	(4)
Non-current liabilities	(1)	(104)	(2)	(110)	(23)	(25)
Net amount	$(4)	$(35)	$5	$(71)	$(27)	$(29)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$86	$72	$78	$103	$(2)	$(4)
Net prior service cost (credit)	—	1	(1)	1	(6)	(7)
Net amount	$86	$73	$77	$104	$(8)	$(11)

Total accumulated benefit obligation for all plans	$129	$432	$121	$423
_____________________________
1 The increase in the projected benefit obligation was primarily due to the impact of foreign currency exchange and net periodic pension cost, offset by actuarial gains and benefits paid during the period. The main driver of the actuarial gains was an increase in the weighted average discount rate for the Non-U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2025	2024
Accumulated benefit obligation	$(284)	$(180)
Plan assets	196	85
Deficiency	$(88)	$(95)
Pension deficiency by country:
United States	$(4)	$(2)
Germany	(17)	(32)
Other	(67)	(61)
Total pension deficiency	$(88)	$(95)

The funded status of pension plans with projected benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2025	2024
Projected benefit obligation	$(322)	$(214)
Plan assets	210	97
Deficiency	$(112)	$(117)
Pension deficiency by country:
United States	$(4)	$(2)
United Kingdom	—	—
Germany	(17)	(32)
Other	(91)	(83)
Total pension deficiency	$(112)	$(117)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2025	2024
U.S. Plans:
Alternative credit, real estate, cash and other	35%	26%	30% - 40%
Fixed income securities	61%	61%	57% - 67%
Equity securities	4%	13%	—% - 9%
	100%	100%
Non-U.S. Plans:
Insurance contract, real estate, cash and other	46%	44%	41% - 51%
Fixed income securities	33%	37%	29% - 39%
Equity securities	21%	19%	16% - 26%
	100%	100%

The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2025 and 2024. A portion of pension assets is invested in common and commingled trusts.

The Company expects to contribute approximately $25 million into its defined benefit pension plans during 2026. Of the $25 million in projected 2026 contributions, $8 million are contractually obligated, while any remaining payments would be discretionary.

Refer to Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets, as well as the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets at December 31, 2025 and 2024.

The PHINIA-related net periodic costs (income) are included in the table below for period prior to the Spin-Off, as they are not reported as discontinued operations in accordance with ASC Topic 205-20, “Discontinued Operations”.

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postemployment benefits
	Year Ended December 31,
	2025		2024		2023		Year Ended December 31,
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	2025	2024	2023
Service cost	$—	$15	$—	$13	$—	$11	$—	$—	$—
Interest cost	6	19	6	19	7	42	1	1	2
Expected return on plan assets	(6)	(16)	(6)	(15)	(6)	(37)	—	—	—
Settlements, curtailments and other	—	—	—	1	—	4	—	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(1)	—	(1)	(1)	(2)
Amortization of unrecognized loss	4	5	4	5	3	3	—	—	—
Net periodic cost	$3	$23	$3	$23	$3	$23	$—	$—	$—

The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense in the Consolidated Statements of Operations.

The Company’s weighted average assumptions used to determine the benefit obligations for its defined benefit pension and other postemployment benefit plans were as follows:

	December 31,
(percent)	2025	2024
U.S. pension plans:
Discount rate	4.14	5.54
Rate of compensation increase	N/A	N/A
U.S. other postemployment benefit plans:
Discount rate	4.87	5.39
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate[1]	4.64	4.26
Rate of compensation increase	3.26	3.43
________________
1 Includes 5.46% and 5.57% for the U.K. pension plans for December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted average assumptions used to determine the net periodic benefit cost/(income) for its defined benefit pension and other postemployment benefit plans were as follows:

	Year Ended December 31,
(percent)	2025	2024	2023
U.S. pension plans:
Discount rate	5.54	5.14	5.47
Effective interest rate on benefit obligation	5.24	5.08	5.34
Expected long-term rate of return on assets	4.75	5.00	5.00
Average rate of increase in compensation	N/A	N/A	N/A
U.S. other postemployment plans:
Discount rate	5.39	5.10	5.41
Effective interest rate on benefit obligation	5.11	5.06	5.29
Expected long-term rate of return on assets	N/A	N/A	N/A
Average rate of increase in compensation	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate[1]	4.26	4.23	4.85
Effective interest rate on benefit obligation	4.13	4.24	4.88
Expected long-term rate of return on assets[2]	4.33	4.10	4.90
Average rate of increase in compensation	3.43	3.32	3.58
________________
1 Includes 5.57%, 4.61% and 4.94% for the U.K. pension plans for December 31, 2025, 2024 and 2023, respectively.
2 Includes 4.75%, 4.00% and 5.30% for the U.K. pension plans for December 31, 2025, 2024 and 2023, respectively.

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

The Company determines its expected return on plan assets assumptions by evaluating estimates of future market returns and each plans’ asset allocation. The Company also considers the impact of active management of the plans’ invested assets.

The estimated future benefit payments for the pension and other postemployment benefits are as follows:

	Pension benefits		Other postemployment benefits
(in millions)
Year	U.S.	Non-U.S.
2026	$127	$29	$4
2027	1	29	4
2028	—	29	3
2029	—	30	3
2030	—	31	3
2031-2035	—	167	9
The weighted average rate of increase in the per capita cost of covered health care benefits is projected to range from 6.75% in 2026 down to an ultimate trend rate of 4.75%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19    STOCK-BASED COMPENSATION

The Company has granted restricted common stock and restricted stock units (collectively, “restricted stock”) and performance stock units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2018 Stock Incentive Plan, as amended (“2018 Plan”) and the BorgWarner Inc. 2023 Stock Incentive Plan (“2023 Plan”). The Company’s Board of Directors adopted the 2023 Plan as a replacement to the 2018 Plan in February 2023, and the Company’s stockholders approved the 2023 Plan at the annual meeting of stockholders on April 26, 2023. The 2023 Plan authorizes the issuance of a total of 11.3 million shares and approximately 3.9 million shares were available for future issuance as of December 31, 2025.

Restricted Stock: The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2025, restricted stock in the amount of 1.0 million shares were granted to employees and less than 0.1 million shares were granted to non-employee directors. The value of the awards is recognized as compensation expense ratably over the restriction periods, generally two or three years. As of December 31, 2025, there was $30 million of unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of approximately 1.6 years.

Restricted stock compensation expense from continuing operations recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Restricted stock compensation expense	$37	$36	$37
Restricted stock compensation expense, net of tax	$28	$27	$28

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2023	2,373	$42.47
Granted	1,099	$48.19
Vested	(917)	$39.80
Forfeited	(111)	$44.63
PHINIA Spin-Off awards transferred[1]	(389)	$45.80
PHINIA Spin-Off adjustment[2]	274	$—
Nonvested at December 31, 2023	2,329	$40.57
Granted	1,317	$33.75
Vested	(923)	$44.21
Forfeited	(198)	$43.04
Nonvested at December 31, 2024	2,525	$35.49
Granted	1,039	$31.21
Vested	(1,068)	$44.11
Forfeited	(222)	$35.89
Nonvested at December 31, 2025	2,274	$29.45
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance stock units: The Company grants performance stock units to members of senior management that vest at the end of three-year periods based the following metrics:
•Total Stockholder Return Units: This performance metric is based on the Company’s market performance in terms of total shareholder return relative to a peer group of automotive companies. Based on the Company’s relative ranking within the performance peer group, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The Company recognizes compensation expense relating to this performance stock unit award ratably over the performance period regardless of whether the market conditions are expected to be achieved. Compensation expense associated with the performance stock unit award is calculated using a lattice model (Monte Carlo simulation).
As of December 31, 2025, there was $15 million of unrecognized compensation expense related to total stockholder return units that will be recognized over a weighted average period of approximately 1.8 years.
•eProduct Revenue Mix: Introduced in the first quarter of 2021, this performance metric is based on the Company’s total revenue derived from eProducts in relation to its total proforma revenue in the third year of the performance period. Based on the Company’s eProduct revenue mix, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance stock unit award over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2025, these awards were fully expensed.
•Cumulative Free Cash Flow: Introduced in the first quarter of 2021, this performance metric is based on the Company’s performance in terms of its operating cash flow less capital expenditures over the three-year performance periods. Based on the Company’s cumulative free cash flow, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance stock unit award over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2025, these awards were fully expensed.
•eProduct Revenue: Introduced in the first quarter of 2022, this performance metric is based on the amount of the Company’s total revenue derived from eProducts in the third year of the performance period. Based on the Company’s eProduct revenue, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance stock unit award over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2025, there was $2 million of unrecognized compensation expense related to the eProduct revenue units that will be recognized over a weighted average period of approximately 1.0 year. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance stock unit award over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2025, there was $2 million of unrecognized compensation expense related to the eProduct Adjusted Operating Margin units that will be recognized over a weighted average period of approximately 1.0 year. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2025.
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
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance stock unit award over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2025, there was $2 million of unrecognized compensation expense related to the Foundational Adjusted Operating Margin units that will be recognized over a weighted average period of approximately 1.0 year. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2025.
•Relative Revenue Growth: Introduced in the first quarter of 2025, this performance metric is defined as the percentage by which the Company’s annual percentage change in revenue, excluding the impact of changes in foreign currency exchange rates and merger, acquisition and divestiture activity, for the performance period exceeds the annual percentage change in the market for the performance period. Based on the Company’s Relative Revenue Growth, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The performance against this metric is determined by change in vehicle production over the performance period among the passenger car and on-highway commercial vehicle markets across the geographic markets of North America, Europe, China and Rest of World in proportion to the Company’s revenue distribution at the end of the performance period across those same geographic market segments.
As of December 31, 2025, there was $5 million of unrecognized compensation expense related to the Relative Revenue Growth units that will be recognized over a weighted average period of approximately 2.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Cumulative Adjusted Earnings Per Share: Introduced in the first quarter of 2025, this performance metric is based upon the Company’s Cumulative Adjusted Earnings per Share calculated by adding the Adjusted Earnings per Share for fiscal years 2025, 2026 and 2027 together. Based on the Company’s Cumulative Adjusted Earnings per Share, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance stock unit award is determined by the market value of the Company’s common stock at the date of grant. The performance against this metric is determined as net earnings attributable to BorgWarner Inc. adjusted to eliminate the impact of restructuring expense, merger, acquisition and divestiture expense, other net expenses, discontinued operations; other gains and losses not reflective of the Company’s ongoing operations, and related tax effects, divided by the weighted average shares of common stock outstanding, including dilutive shares.
As of December 31, 2025, there was $5 million of unrecognized compensation expense related to the Cumulative Adjusted Earnings per Share units that will be recognized over a weighted average period of approximately 2.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2025.

The amounts expensed and common stock issued from continuing operations for performance stock units for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025		2024		2023
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$15	232	$8	257	$8	107
Other Performance-Based	14	400	18	558	13	313
Total	$29	632	$26	815	$21	420

A summary of the status of the Company’s nonvested performance stock units for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Total Stockholder Return		Other Performance-Based
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2023	250	$76.68	765	$45.51
Granted	135	$79.39	405	$48.06
Vested	(114)	$70.39	(341)	$45.14
Forfeited	(11)	$68.66	(34)	$44.96
PHINIA Spin-Off awards transferred[1]	(22)	$72.33	(67)	$46.03
PHINIA Spin-Off adjustment[2]	35	$—	106	$—
Nonvested at December 31, 2023	273	$71.37	834	$41.08
Granted	205	$46.54	616	$33.91
Vested	(104)	$66.89	(315)	$44.23
Forfeited	(37)	$70.32	(111)	$45.07
Nonvested at December 31, 2024	337	$57.72	1,024	$35.36
Granted	553	$40.92	583	$31.23
Vested	(144)	$62.25	(431)	$37.04
Forfeited	(25)	$44.70	(40)	$32.42
Nonvested at December 31, 2025	721	$44.38	1,136	$32.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTE 20    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit postretirement plans	Total
Beginning Balance, January 1, 2023	$(750)	$4	$(130)	$(876)
Comprehensive income (loss) before reclassifications	27	59	(9)	77
Income taxes associated with comprehensive income (loss) before reclassifications	24	—	(5)	19
Reclassification from accumulated other comprehensive income (loss)	—	(34)	3	(31)
Income taxes reclassified into net earnings	—	—	(1)	(1)
Spin-Off of PHINIA	(20)	(1)	5	(16)
Ending Balance December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive income (loss) before reclassifications	(124)	(2)	19	(107)
Income taxes associated with comprehensive income (loss) before reclassifications	(39)	—	(2)	(41)
Reclassification from accumulated other comprehensive income (loss)	—	(35)	(7)	(42)
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending Balance December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive income (loss) before reclassifications	124	9	30	163
Income taxes associated with comprehensive income (loss) before reclassifications	64	—	(4)	60
Reclassification from accumulated other comprehensive income (loss)	—	7	(7)	—
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending Balance December 31, 2025	$(694)	$7	$(112)	$(799)

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

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expects to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. As a result, the Company recorded a net charge of $40 million during the year ended December 31, 2025, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees, which is included in Other operating expense, net in the Company’s Consolidated Statements of Operations. As of December 31, 2025, after giving effect to the Settlement Agreement and the $31 million payment received during the fourth quarter of 2025, the Company had assets related to these VAT refunds of approximately $47 million in Receivables, net in the Company’s Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 and 17 such sites as of December 31, 2025 and 2024, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $6 million and $5 million as of December 31, 2025 and 2024, respectively, included in Other current and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2025, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of December 31, 2025.

NOTE 22    LEASES AND COMMITMENTS

The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company’s lease arrangements are comprised of fixed payments, and a limited number of these arrangements include a variable payment component

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on certain index fluctuations. As of December 31, 2025, a significant portion of the Company’s leases were classified as operating leases.

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

The following table presents the lease assets and lease liabilities as of December 31, 2025 and 2024:

		December 31,
(in millions)		2025	2024
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$151	$177
Finance leases	Property, plant and equipment, net	16	20
Total lease assets		$167	$197

Liabilities
Current
Operating leases	Other current liabilities	$36	$38
Finance leases	Notes payable and other short-term debt	2	3
Non-current
Operating leases	Other non-current liabilities	122	144
Finance leases	Long-term debt	16	20
Total lease liabilities		$176	$205

The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2025 and 2024:

	December 31,
(in millions)	2025	2024
Operating leases	$7	$66
Finance leases	—	2
Total lease obligations	$7	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the maturity of lease liabilities as of December 31, 2025:

(in millions)	Operating leases	Finance leases
2026	$39	$4
2027	31	4
2028	25	4
2029	20	2
2030	15	2
After 2030	74	7
Total (undiscounted) lease payments	$204	$23
Less: Imputed interest	46	5
Present value of lease liabilities	$158	$18

In the years ended December 31, 2025, 2024 and 2023, the Company recorded operating lease expense of $45 million, $41 million and $33 million, respectively.

In the years ended December 31, 2025, 2024 and 2023, the operating cash flows for operating leases were $44 million, $38 million and $33 million, respectively.

In the years ended December 31, 2025, 2024 and 2023, the Company recorded short-term lease costs of $26 million, $24 million and $29 million, respectively.

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

	December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	8	8
Finance leases	7	7
Weighted average discount rate
Operating leases	5.8%	5.7%
Finance leases	6.5%	6.3%
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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in Note 19, “Stock-Based Compensation,” to the Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.3 million, 0.9 million and 0.7 million performance stock units excluded from the computation of the diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except share and per share amounts)	2025	2024	2023
Basic earnings per share:
Net earnings from continuing operations	$277	$367	$632
Weighted average shares of common stock outstanding	214.2	223.5	232.8
Basic earnings per share of common stock	$1.29	$1.64	$2.71

Diluted earnings per share:
Net earnings from continuing operations	$277	$367	$632
Weighted average shares of common stock outstanding	214.2	223.5	232.8
Effect of stock-based compensation	2.2	1.3	1.6
Weighted average shares of common stock outstanding, including dilutive shares	216.4	224.8	234.4
Diluted earnings per share of common stock	$1.28	$1.63	$2.70

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

•Turbos & Thermal Technologies. This segment’s products include turbochargers, eBoosters, eTurbos, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, cabin heaters, battery heaters and battery cooling systems.
•Drivetrain & Morse Systems. This segment’s products include hydraulic controls, friction and mechanical clutch products for automatic transmissions and torque-management products, such as transfer cases for 4-wheel drive (“4WD”) and all-wheel drive (“AWD”) applications, electronic limited slip differentials (“eLSD”), and electric torque vectoring and axle disconnect systems. Additionally, the Drivetrain & Morse Systems products include chain systems and variable camshaft phasing products.
•PowerDrive Systems. This segment’s products include power electronics such as inverters, onboard chargers, DC/DC converters and combination boxes, rotating electric machines, fully integrated drive modules (consisting of inverter, eMotor and gear reducer) and electronic controls.
•Battery & Charging Systems. This segment’s products include high-performance lithium-ion battery systems for electrified bus-, truck- and off-highway applications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2025, the Company made the decision to exit its charging business within the Battery & Charging Systems reportable segment. This exit did not result in a change to the Company’s reportable segments. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more information.

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Year ended December 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$5,769	$5,635	$2,322	$590	$—	$14,316
Net sales - inter-segment	3	19	25	—	(47)	—
Net sales	$5,772	$5,654	$2,347	$590	$(47)	$14,316

Cost of sales	4,602	4,430	1,995	555
Selling, general and administrative expenses - R&D, net	178	132	354	37
Selling, general and administrative expenses - Other	114	55	89	37
Other segment items[1]	(1)	(4)	(8)	—

Segment Adjusted Operating Income (Loss)	$879	$1,041	$(83)	$(39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$5,885	$5,564	$1,908	$729	$—	$14,086
Net sales - inter-segment	2	13	29	—	(44)	—
Net sales	$5,887	$5,577	$1,937	$729	$(44)	$14,086

Cost of sales	4,724	4,413	1,648	681
Selling, general and administrative expenses - R&D, net	170	118	384	51
Selling, general and administrative expenses - Other	114	38	60	47
Other segment items[1]	2	(2)	(11)	(3)

Segment Adjusted Operating Income (Loss)	$877	$1,010	$(144)	$(47)

	Year ended December 31, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Inter-segment eliminations	Total
Net sales - customers	$6,007	$5,543	$2,102	$546	$—	$14,198
Net sales - inter-segment	5	6	64	—	(75)	—
Net sales	$6,012	$5,549	$2,166	$546	$(75)	$14,198

Cost of sales	4,865	4,413	1,826	581
Selling, general and administrative expenses - R&D, net	175	122	362	44
Selling, general and administrative expenses - Other	100	49	73	40
Other segment items[1]	(2)	7	(5)	(3)

Segment Adjusted Operating Income (Loss)	$874	$958	$(90)	$(116)
_______________

[1] Other segment items include other income and expenses to derive Segment Adjusted Operating Income (Loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Adjusted Operating Income (Loss)

	Year Ended December 31,
(in millions)	2025	2024	2023
Turbos & Thermal Technologies	$879	$877	$874
Drivetrain & Morse Systems	1,041	1,010	958
PowerDrive Systems	(83)	(144)	(90)
Battery & Charging Systems	(39)	(47)	(116)
Segment Adjusted Operating Income	1,798	1,696	1,626
Corporate, including stock-based compensation	261	279	278
Impairment charges	624	646	29
Restructuring expense (Note 4)	101	74	79
Accelerated depreciation[1]	90	50	4
Intangible asset amortization expense	66	69	67
Legal settlement (Note 21)	40	—	—
Costs to exit charging business (Note 2)	32	—	—
Impairment of investment	16	—	—
Chief Executive Officer ("CEO") transition compensation[2]	11	—	—
Loss (gain) on sale of assets[2]	9	2	(13)
Adjustments associated with Spin-Off related balances[2]	7	17	—
Write-off customer incentive asset (Note 3)	7	—	—
Merger and acquisition expense, net[2]	5	2	23
Loss (gain) on sale of businesses[2]	2	6	(5)
Change in accounting method	—	(29)	—
Commercial contract settlement[2]	—	15	—
Insurance recovery (Note 13)	(21)	—	—
Other non-comparable items	12	19	4
Equity in affiliates' earnings, net of tax	(35)	(27)	(30)
Unrealized and realized (gain) loss on equity and debt securities	(3)	1	174
Interest expense, net	39	20	10
Other postretirement expense	11	13	15
Earnings from continuing operations before income taxes and noncontrolling interest	$524	$539	$991
_____________

[1] Accelerated depreciation represents charges related to property, plant and equipment that were decommissioned or are in the process of being decommissioned.
[2] Refer to Note 6, “Other Operating Expense (Income), Net,” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Information

	Depreciation and amortization			Long-lived asset expenditures[1]
(in millions)	2025	2024	2023	2025	2024	2023
Turbos & Thermal Technologies	$171	$177	$170	$188	$170	$184
Drivetrain & Morse Systems	214	246	215	101	115	134
PowerDrive Systems	184	164	127	149	291	384
Battery & Charging Systems	120	57	39	18	82	96
Total	689	644	551	456	658	798
Corporate[2]	30	29	31	13	13	34
Consolidated	$719	$673	$582	$469	$671	$832

	Total assets
	2025	2024	2023
Turbos & Thermal Technologies	$3,743	$3,693	$3,938
Drivetrain & Morse Systems	3,795	3,872	4,262
PowerDrive Systems	3,163	2,792	3,185
Battery & Charging Systems	460	1,082	1,335
Total	11,161	11,439	12,720
Corporate[2]	2,608	2,554	1,733
Consolidated	$13,769	$13,993	$14,453
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

Geographic Information

During the year ended December 31, 2025, approximately 84% of the Company’s consolidated net sales were outside the U.S., attributing sales to the location of production rather than the location of the customer. Outside the U.S., China, Mexico, Germany, Poland, South Korea and Hungary exceeded 5% of consolidated net sales during the year ended December 31, 2025. The following table shows sales to customers and property, plant and equipment by country.

	Sales			Property, plant and equipment
(in millions)	2025	2024	2023	2025	2024	2023
United States	$2,293	$2,240	$2,334	$677	$718	$778
Europe:
Germany	1,624	1,680	1,669	220	352	393
Poland	1,245	1,160	1,121	393	356	342
Hungary	771	820	904	166	154	167
Other Europe	1,508	1,586	1,387	501	472	456
Total Europe	5,148	5,246	5,081	1,280	1,334	1,358
China	2,968	2,862	2,998	652	720	876
Mexico	1,741	1,644	1,759	325	412	374
South Korea	1,150	1,181	1,163	199	189	197
Other foreign	1,016	913	863	197	202	200
Total	$14,316	$14,086	$14,198	$3,330	$3,575	$3,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sales to Major Customers

Consolidated net sales to Volkswagen (including its subsidiaries) were approximately 13%, 10% and 11% for the years ended December 31, 2025, 2024 and 2023. Consolidated net sales to Ford (including its subsidiaries) were approximately 12%, 13% and 14% for the years ended December 31, 2025, 2024 and 2023, respectively. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 21%, 21% and 22% of consolidated net sales for the years ended December 31, 2025, 2024 and 2023, respectively. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 25    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2025	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$335	$399	$695
Net loss from discontinued operations	—	(29)	(7)
Net earnings from continuing operations	335	428	702
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	653	604	515
Intangible asset amortization	66	69	67
Restructuring expense, net of cash paid	36	6	66
Stock-based compensation expense	66	62	58
Loss on sales of assets	9	—	—
Loss (gain) on sales of businesses	2	6	(5)
Gain on debt extinguishment	—	(10)	(28)
Asset impairments	624	646	29
Impairment of investment	16	—	—
Costs to exit charging business	32	—	—
Change in accounting method	—	(29)	—
Unrealized and realized (gain) loss on equity and debt securities	(3)	1	174
Deferred income tax benefit	(133)	(156)	(44)
Other non-cash adjustments	3	8	(25)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	1,371	1,207	807
Retirement plan contributions	(24)	(45)	(19)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	2	143	(482)
Inventories	105	31	(72)
Prepayments and other current assets	32	(18)	(3)
Accounts payable and accrued expenses	(207)	(292)	375
Prepaid taxes and income taxes payable	(17)	(40)	(20)
Other assets and liabilities	51	(32)	109
Net cash provided by operating activities from continuing operations	$1,648	$1,382	$1,397

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$133	$121	$126
Income taxes, net of refunds	$372	$406	$362
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$116	$111	$148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 26    DISCONTINUED OPERATIONS

The following table summarizes the financial results from discontinued operations of PHINIA. The Company did not report discontinued operations for the year ended December 31, 2025.

(in millions)
	2024	2023
Net sales	$—	$1,723
Cost of sales	—	1,362
Gross profit	—	361

Selling, general and administrative expenses	—	173
Restructuring expense	—	7
Other operating expense, net	31	132
Operating (loss) income	(31)	49

Equity in affiliates’ earnings, net of tax	—	(5)
Earnings from discontinued operations before income taxes	(31)	54

(Benefit) provision for income taxes	(2)	61
Net loss from discontinued operations attributable to PHINIA	$(29)	$(7)

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA provided certain services to each other following the Spin-Off. These services were related to information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025. The transition services agreement expired and all related services ended on September 30, 2025. The combined impact of these services is reported in results of continuing operations in the Consolidated Financial Statements. During the year ended December 31, 2025, there were no activities related to those services. During the year ended December 31, 2024 and 2023, the Company provided services at a cost of $7 million and $13 million to PHINIA, respectively, and PHINIA provided services at a cost of $2 million and $3 million to the Company, respectively.

The Company incurred $31 million and $132 million of costs relating to the Spin-Off during the year ended December 31, 2024 and 2023, respectively, which are reflected within Net loss from discontinued operations in the Company’s Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which substantially concluded as of December 31, 2024.

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

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2025 as stated in its report included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over the financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance that will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors,” “Board Committees,” “Compensation Committee Report,” “Long-Term Equity Incentives” and “Code of Ethics” is incorporated herein by this reference and made a part of this report.

Code of Ethics
The Company has long maintained a Code of Ethical Conduct, updated from time to time, which is applicable to all directors, officers, and employees of the Company. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers, which applies to the Company’s CEO, CFO, Treasurer and Chief Accounting Officer. Each of these codes is posted on the Company’s website at www.borgwarner.com/investors/corporate-governance. The Company intends to disclose any amendments to, or waivers from, a provision of its Code of Ethical Conduct or Code of Ethics for CEO and Senior Financial Officers on its website within four business days following the date of any amendment or waiver.

Insider Trading and Confidentiality Policy

The Company has adopted an insider trading and confidentiality policy governing the purchase, sale and/or other dispositions of our securities by the Board of Directors, officers and employees of the Company and the Company itself. A copy of the insider trading and confidentiality policy was filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 11.    Executive Compensation

Information with respect to director and executive compensation that will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long-Term Equity Incentives,” and “Change of Control Agreements and Executive Severance Plan” is incorporated herein by this reference and made a part of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence that will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Person Transactions” and “Independence of the Directors” is incorporated herein by this reference and made a part of this report.

Item 14.    Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the caption “Fees Paid to PwC” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that precedes the Signatures page of this report. The information required by Section (a)(1) of Item 15 is set forth above in Item 8, Financial Statements and Supplementary Data. All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and notes thereto included in this report.

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

4.7	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 13, 2020).

10.1	Tax Matters Agreement, dated July 2, 2023, by and between the Company and PHINIA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

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

†10.4
BorgWarner Inc. 2023 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023 filed on November 2, 2023).

†10.5
Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement - U.S. Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025 filed on May 7, 2025).

Exhibit Number	Description

†10.6
Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Stock Units Award Agreement for Non - U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025 filed on May 7, 2025).

†10.7
Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025 filed on May 7, 2025).

†10.8
Form of 2025 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025 filed on July 31, 2025).

†10.9
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

†10.11
Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024).

†10.12
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

†10.14
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

†10.16
Form of 2023 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).

†10.17
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

†10.19
Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2022 on May 4, 2022).

†10.20
Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 9, 2023).

Exhibit Number	Description

†10.21
Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022).

†10.22
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

†10.24
Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022).

†10.25	BorgWarner Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 16, 2018).

†10.26
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

†10.31	BorgWarner Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual report on Form 10-K for the year ended December 31, 2024, filed on February 6, 2025).

†10.32	BorgWarner Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed on Jul 31, 2024).

†10.33
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

†10.36
Restricted Stock Award Agreement – Retention Award, dated July 1, 2024 between BorgWarner Inc. and Tonit M. Calaway. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed on Jul 31, 2024).

†10.37
Amendment to Employment Agreement, effective February 4, 2025, between BorgWarner Inc. and Frederic B. Lissalde (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 6, 2025).

Exhibit Number	Description

19.1
BorgWarner Inc. Insider Trading and Confidentiality Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual report on Form 10-K for the year ended December 31, 2024 filed on February 6, 2025).

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

BORGWARNER INC.

By:	/s/ Joseph F. Fadool
Joseph F. Fadool
President and Chief Executive Officer
Date: February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 11th day of February, 2026.

Signature	Title

/s/ Joseph F. Fadool	President and Chief Executive Officer
Joseph F. Fadool	(Principal Executive Officer) and Director

/s/ Craig D. Aaron	Executive Vice President and Chief Financial Officer
Craig D. Aaron	(Principal Financial Officer)

/s/ Amy B. Kulikowski	Vice President and Chief Accounting Officer
Amy B. Kulikowski	(Principal Accounting Officer)

/s/ Sara A. Greenstein
Sara A. Greenstein	Director

/s/ Michael S. Hanley
Michael S. Hanley	Director

/s/ Shaun E. McAlmont
Shaun E. McAlmont	Director

/s/ Deborah D. McWhinney
Deborah D. McWhinney	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman

/s/ Sailaja K. Shankar
Sailaja K. Shankar	Director

/s/ Hau N. Thai-Tang
Hau N. Thai-Tang	Director