Form 10-Q
period 2026-03-31
BORGWARNER INC
filed 2026-05-06
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 1, 2026, the registrant had 205,114,941 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED March 31, 2026

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include the success of our portfolio strategy, supply disruptions impacting us or our customers, commodity availability and pricing and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; conditions in the automotive industry, competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies, including artificial intelligence, and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended tax benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; impacts of our exit of the charging business; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the uncertainty surrounding global trade policies, including tariffs (and any potential refund recovery of tariffs imposed under the International Emergency Economic Powers Act) and export restrictions and the impact on the Company, its customers and its suppliers; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; impacts from any potential future acquisition or disposition transactions; and the other risks discussed in reports that we file with the Securities and Exchange Commission, including in Item 1A. “Risk Factors” in our most recently-filed Annual Report on Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$2,110	$2,313
Receivables, net	3,088	2,962
Inventories	1,200	1,207
Prepayments and other current assets	344	313
Total current assets	6,742	6,795

Property, plant and equipment, net	3,259	3,330
Investments and long-term receivables	343	357
Goodwill	2,043	2,055
Other intangible assets, net	377	394
Other non-current assets	889	838
Total assets	$13,653	$13,769

LIABILITIES AND EQUITY
Short-term debt	$5	$5
Accounts payable	2,058	1,996
Other current liabilities	1,102	1,281
Total current liabilities	3,165	3,282

Long-term debt	3,876	3,894
Retirement-related liabilities	124	128
Other non-current liabilities	846	851
Total liabilities	8,011	8,155

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,625	2,676
Retained earnings	6,777	6,570
Accumulated other comprehensive loss	(799)	(799)
Common stock held in treasury, at cost	(3,127)	(3,008)
Total BorgWarner Inc. stockholders’ equity	5,479	5,442
Noncontrolling interest	163	172
Total equity	5,642	5,614
Total liabilities and equity	$13,653	$13,769

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net sales	$3,533	$3,515
Cost of sales	2,856	2,876
Gross profit	677	639

Selling, general and administrative expenses	328	315
Restructuring expense	18	31
Other operating (income) expense, net	(5)	17
Impairment charges	—	39
Operating income	336	237

Equity in affiliates’ earnings, net of tax	(6)	(10)
Unrealized loss on equity securities	1	—
Interest expense, net	11	12
Other postretirement expense	2	3
Earnings before income taxes and noncontrolling interest	328	232

Provision for income taxes	73	61
Net earnings	255	171
Net earnings attributable to noncontrolling interest	13	14
Net earnings attributable to BorgWarner Inc.	$242	$157

Earnings per share attributable to BorgWarner Inc. — basic	$1.18	$0.72

Earnings per share attributable to BorgWarner Inc. — diluted	$1.16	$0.72

Weighted average shares outstanding:
Basic	205.3	217.2
Diluted	208.3	218.1

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net earnings attributable to BorgWarner Inc.	$242	$157

Other comprehensive income
Foreign currency translation adjustments	(8)	59
Cash flow hedges[1]	5	3
Postretirement defined benefit plans[1]	3	(3)
Total other comprehensive income attributable to BorgWarner Inc.	—	59

Comprehensive income attributable to BorgWarner Inc.[1]	242	216

Net earnings attributable to noncontrolling interest	13	14
Other comprehensive (loss) income attributable to noncontrolling interest[1]	(1)	1
Comprehensive income	$254	$231
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net cash provided by operating activities (see Note 23)	$152	$82
INVESTING ACTIVITIES
Capital expenditures, including tooling outlays	(143)	(119)
Customer advances related to capital expenditures	4	2
Proceeds from settlement of net investment hedges, net	9	12
Proceeds from asset disposals and other, net	—	11
Net cash used in investing activities	(130)	(94)
FINANCING ACTIVITIES
Payments of notes payable	—	(5)
Repayments of debt, including current portion	(2)	(346)
Payments for purchase of treasury stock	(150)	—
Payments for stock-based compensation items	(28)	(18)
Payment for business acquired, net of cash acquired	(3)	—
Dividends paid to BorgWarner stockholders	(35)	(24)
Dividends paid to noncontrolling stockholders	—	(4)
Net cash used in financing activities	(218)	(397)
Effect of exchange rate changes on cash	(7)	22
Net decrease in cash, cash equivalents and restricted cash	(203)	(387)
Cash and cash equivalents at beginning of year	2,313	2,094
Cash, cash equivalents and restricted cash at end of period	$2,110	$1,707

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The standard provides entities with a practical expedient and accounting policy election when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under FASB Accounting Standards Codification Topic 606, “Revenue From Contracts With Customers”, including assets acquired in business combinations. This guidance is effective for annual reporting periods beginning after December 15, 2025 including interim reporting periods within those annual reporting periods. The Company adopted this guidance prospectively and elected to apply the practical expedient for current accounts receivable and current contract assets. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements for the three months ended March 31, 2026.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software.” The standard modernizes and simplifies guidance for internal-use software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The standard provides comprehensive recognition, measurement, and presentation guidance for monetary and tangible non-monetary government grants received by business entities. This guidance is effective for annual reporting periods beginning after December 15, 2028, including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

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

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥19 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price during the year ended December 31, 2023 and ¥25 million ($4 million) during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price was recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025. In January 2026, the negotiations of the remaining ¥20 million ($3 million) of base purchase price were completed, and the Company made the final payment. In accordance with ASC Topic 230, the payment made in 2026 was classified as financing activities in the Company’s Condensed Consolidated Statement of Cash Flows, as it occurred more than three months after the acquisition closing date.

As described further below, in February 2025, the Company made the decision to exit its charging business within the reportable segment formerly called Battery & Charging Systems, which included SSE. In the first quarter of 2026, as a result of the aforementioned disposition, this reportable segment was renamed Battery Energy Systems. The name change reflects the segment’s revised focus after the divestiture. The change did not impact the composition of the segment or require recasting of prior period segment results. Prior periods continue to be presented as previously reported.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthened the Company’s power electronics capabilities in auxiliary inverters, which has helped to accelerate the growth of the Company’s High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the year ended December 31, 2025, the Company paid ₣2 million ($2 million) of earn-out-related amounts. During the three months ended March 31, 2026, the Company recorded a post-closing adjustment of ₣2 million ($2 million) reducing the remaining obligation to ₣1 million ($1 million) following the review of final closing payment details. In accordance with ASC Topic 805, the change in estimate was recorded in Other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The remaining balance was included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet and is payable before June 30, 2026.

Dispositions

Exit of Charging Business

In February 2025, the Company decided to exit its charging business within the Battery Energy Systems reportable segment. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments.

The majority of the charging business related to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. During the three months ended March 31, 2025, the Company recorded a charge of $19 million related to the estimated loss on the sale of the SSE business. The Company’s exit of its charging business did not meet the criteria for presentation as a discontinued operation.

During the three months ended March 31, 2025, the Company recorded charges of $26 million related to the exit of its charging business within the Battery Energy Systems reportable segment. These charges include the previously mentioned $19 million estimated loss on the sale of the SSE business, which was recorded in Other operating expense, net, and the write off of $7 million of inventory, which was recorded in Cost of sales in the Condensed Consolidated Statements of Operations. In addition, the Company recorded charges totaling $39 million during the three months ended March 31, 2025, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million and $4 million, respectively. Refer to Note 11, “Goodwill and Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million at both March 31, 2026 and December 31, 2025, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of March 31, 2026, these contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $1 million and $2 million, respectively. As of December 31, 2025, Other current liabilities and Other non-current liabilities were each $1 million. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of March 31, 2026 and December 31, 2025, the Company recorded customer incentive payments of $13 million and $7 million, respectively, in Prepayments and other current assets, and $31 million and $22 million, respectively, in Other non-current assets on the Condensed Consolidated Balance Sheets. The Company evaluates the amounts capitalized each period end for recoverability and writes off any amounts that are no longer expected to be recovered over the term of the business arrangement.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Foundational products	$2,936	$2,878
eProducts	597	637
Total	$3,533	$3,515

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$344	$543	$80	$44	$1,011
Europe	719	353	219	50	1,341
Asia	303	522	282	—	1,107
Other	66	—	—	8	74
Total	$1,432	$1,418	$581	$102	$3,533

	Three Months Ended March 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$352	$487	$83	$47	$969
Europe	737	325	159	96	1,317
Asia	302	544	313	2	1,161
Other	63	—	—	5	68
Total	$1,454	$1,356	$555	$150	$3,515

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended March 31, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$6	$1	$—	$4	$2	$13
Other	3	3	(1)	—	—	5
Total restructuring expense	$9	$4	$(1)	$4	$2	$18

	Three Months Ended March 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$5	$—	$8	$6	$1	$20
Other	2	1	8	—	—	11
Total restructuring expense	$7	$1	$16	$6	$1	$31

The following table displays rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2026	$42	$12	$54
Restructuring expense, net	13	5	18
Cash payments	(17)	(7)	(24)
Foreign currency translation adjustment and other	—	—	—
Balance at March 31, 2026	38	10	48
Less: Non-current restructuring liability	4	—	4
Current restructuring liability at March 31, 2026	$34	$10	$44

2024 Structural Cost Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems reportable segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three months ended March 31, 2026, the Company recorded a revision of previous estimates of $1 million and during the three months ended March 31, 2025, the Company recorded $16 million of restructuring costs related to this plan. Cumulatively, the Company has incurred $43 million of restructuring charges related to this plan.

2023 Structural Cost Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended March 31, 2025, the Company recorded $8 million, of restructuring costs related to this plan. Cumulatively, the Company incurred $148 million of restructuring charges related to this plan. The actions under this plan are complete.

During the three months ended March 31, 2026 and 2025, the Company recorded $19 million and $7 million, respectively, of restructuring costs for individually approved restructuring actions, as more fully described below.

Except for the described above, there have been no changes in previously initiated plans that have resulted (or are expected to result) in a material change to the Company’s restructuring costs.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three months ended March 31, 2026 and 2025, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Cost Plan
•During the three months ended March 31, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and China.

Other Actions
•During the three months ended March 31, 2026, the segment recorded $9 million of restructuring costs for individually approved restructuring actions. These costs primarily related to $6 million of employee termination benefits and $3 million of contractual settlement expense for facilities in Europe and China.

Drivetrain & Morse Systems

Other Actions
•During the three months ended March 31, 2026, the segment recorded $4 million of restructuring costs for individually approved restructuring actions. These costs primarily related to $1 million of employee termination benefits and $3 million of equipment relocation costs for a facility in the U.S.

PowerDrive Systems
2024 Structural Cost Plan
•During the three months ended March 31, 2025, the segment recorded $16 million of restructuring costs under this plan. These costs primarily related to $8 million of employee termination benefits and $7 million of equipment relocation costs and professional fees for facilities in the U.S., Asia and Europe.

Battery Energy Systems
Other Actions
•During the three months ended March 31, 2026, the segment recorded $4 million of individually approved restructuring costs. These costs primarily related to employee termination benefits associated with an overhead cost reduction initiative in Europe.

•During the three months ended March 31, 2025, the segment recorded $6 million of individually approved restructuring costs. These costs primarily related to employee termination benefits for facilities in the U.S. and China, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business. Refer to Note 3, “Acquisitions and Dispositions” for more information.

Corporate
Other Actions
•During the three months ended March 31, 2026, the segment recorded $2 million of individually approved restructuring costs. These costs primarily related to employee termination benefits associated with a global overhead cost reduction initiative.

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

NOTE 6 RESEARCH AND DEVELOPMENT COSTS

The Company’s net Research & Development (“R&D”) expenditures are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation, as stated in the respective customer agreement. The Company has contracts with several customers for R&D activities performed at its various R&D locations.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2026	2025
Gross R&D expenditures	$188	$196
Customer reimbursements	(11)	(14)
Net R&D expenditures	$177	$182

NOTE 7 OTHER OPERATING (INCOME) EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2026	2025
Adjustments associated with Spin-Off related balances	$2	$(3)
Costs to exit charging business	—	19
Loss on sale of businesses	—	1
Merger and acquisition expense, net	(2)	2
Other income, net	(5)	(2)
Other operating (income) expense, net	$(5)	$17

Adjustments associated with Spin-Off related balances: During the three months ended March 31, 2026 and 2025, the Company recorded expense of $2 million and income of $3 million, respectively, primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Merger and acquisition expense, net: During the three months ended March 31, 2026, the Company recorded merger and acquisition income of $2 million, primarily related to a revision of the Company’s expected earn-out related to the Drivetek acquisition. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information. During the three months ended March 31, 2025, the Company recorded merger and acquisition expense of $2 million, primarily related to professional fees associated with specific acquisition initiatives.

Costs to exit charging business: During the three months ended March 31, 2025, the Company recorded charges of $19 million related to the exit of its charging business within its Battery Energy Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” and Note 11, “Goodwill and Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

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

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025, was 22% and 26%, respectively. During the three months ended March 31, 2026, the Company’s effective tax rate did not differ materially from the estimated annual effective tax rate. During the three months ended March 31, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $3 million related to the exit of the charging business and a discrete tax expense of $2 million related to various changes in filing positions for prior years.

The Company’s annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates that vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, the realization of certain business tax credits (including foreign tax credits) and permanent differences between book and tax treatment for certain items (including the Foreign-Derived Intangible Income deduction and the enhanced deduction of research and development expenses in certain jurisdictions).

NOTE 9 INVENTORIES

A summary of Inventories is presented below:

	March 31,	December 31,
(in millions)	2026	2025
Raw material and supplies	$839	$888
Work in progress	163	157
Finished goods	198	162
Inventories	$1,200	$1,207

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	March 31,	December 31,
(in millions)	2026	2025
Prepayments and other current assets:
Prepaid tooling	$114	$109
Prepaid taxes	104	105
Derivative instruments (Note 16)	20	18
Contract assets (Note 4)	15	15
Customer incentive payments (Note 4)	13	7
Other	78	59
Total prepayments and other current assets	$344	$313

Investments and long-term receivables:
Investment in equity affiliates	$251	$251
Investment in equity securities	58	59
Long-term receivables	34	47
Total investments and long-term receivables	$343	$357

Other non-current assets:
Deferred income taxes	$564	$556
Operating leases	184	151
Customer incentive payments (Note 4)	31	22
Derivative instruments (Note 16)	27	27
Other	83	82
Total other non-current assets	$889	$838

NOTE 11 GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of March 31, 2026, the Company had four reportable segments and four goodwill reporting units. During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

During the first quarter of 2025, as a result of the Company’s plan to exit the charging business, the Company separately allocated the goodwill from its Battery Energy Systems reportable segment to the battery systems business and to the charging business on a relative fair value basis. The Company estimated the allocated fair values of the businesses from the historical reporting unit based upon the present value of their anticipated future cash flows. The estimated fair value of the charging business was determined using a cost approach. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. During the three months ended March 31, 2025, the relative fair value analysis resulted in an allocation, and subsequent impairment, of $13 million related to the goodwill and $22 million related to other intangible assets allocated to the charging business. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information.

As a result of the Company’s annual goodwill and indefinite-lived intangible assets assessment during the fourth quarter of 2025, the Company performed a quantitative impairment assessment of the remaining Battery Energy Systems reportable segment’s goodwill after the impairment of the goodwill associated with the charging business during the first quarter of 2025. The estimated fair value of the Battery Energy Systems business was determined using an income approach. The most critical assumptions used in the calculation of the fair value of the battery systems business were projected revenue growth rates, projected operating income and discount rates. As a result, during the fourth quarter of 2025, the Battery Energy Systems recorded an incremental impairment charge of $410 million. The goodwill impairment charges related to Battery Energy Systems represent the difference between carrying value and fair value, resulting in the carrying value for this reporting unit to approximate its fair value.

The fair value of the goodwill of the Battery Energy Systems reportable segment is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets and market multiples assumptions applied by the Company. Future changes in the judgments, assumptions and estimates from those used in valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

No events or circumstances were noted related to any of the Company’s reporting units in the three months ended March 31, 2026, that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill is as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
Gross goodwill balance, January 1, 2026	$1,279	$1,132	$468	$678	$3,557
Accumulated impairment losses, January 1, 2026	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, January 1, 2026	$777	$1,132	$—	$146	$2,055
Changes in goodwill during the period:
Other, primarily translation adjustment	(7)	(2)	—	(3)	(12)
Ending balance, March 31, 2026	$770	$1,130	$—	$143	$2,043

Gross goodwill balance, March 31, 2026	1,272	1,130	468	675	3,545
Accumulated impairment losses, March 31, 2026	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, March 31, 2026	$770	$1,130	$—	$143	$2,043

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2026			December 31, 2025
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$335	$213	$122	$338	$210	$128
Customer relationships	6 - 15	632	382	250	639	379	260
Miscellaneous	2 - 5	10	9	1	10	8	2
Total amortized intangible assets		977	604	373	987	597	390
Unamortized trade names		4	—	4	4	—	4
Total other intangible assets		$981	$604	$377	$991	$597	$394

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2026
Beginning balance, January 1, 2026	$254
Provisions for current period sales	16
Adjustments of prior estimates	3
Payments	(22)
Other, primarily translation adjustment	(2)
Ending balance, March 31, 2026	$249

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2026	2025
Other current liabilities	$87	$86
Other non-current liabilities	162	168
Total product warranty liability	$249	$254

NOTE 13 DEBT

As of March 31, 2026 and December 31, 2025, the Company had debt outstanding as follows:

	March 31,	December 31,
(in millions)	2026	2025
Short-term borrowings	$3	$3

Long-term debt
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,098	1,097
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	496	496
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,144	1,163
5.400% Senior notes due 08/15/34 ($500 million par value)	494	494
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	31	31
Total long-term debt	3,878	3,896
Less: current portion	2	2
Long-term debt, net of current portion	$3,876	$3,894

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of both March 31, 2026 and December 31, 2025, the Company had $3 million in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest expense	$25	$28
Interest income	(14)	(16)
Interest expense, net	$11	$12

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) ratio. The Company was in compliance with the financial covenant at March 31, 2026. At March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2026 and December 31, 2025.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of March 31, 2026 and December 31, 2025, the estimated fair values of the Company’s senior unsecured notes totaled $3,630 million and $3,690 million, respectively. The estimated fair values were $217 million lower than their carrying value at March 31, 2026 and $175 million lower than their carrying value at December 31, 2025. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $33 million and $36 million at March 31, 2026 and December 31, 2025, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	March 31,	December 31,
(in millions)	2026	2025
Other current liabilities:
Customer-related	$269	$236
Payroll and employee related	231	380
Income taxes payable	94	113
Product warranties (Note 12)	87	86
Indirect taxes	44	77
Supplier-related	39	29
Operating leases	37	36
Accrued freight	34	36
Employee termination benefits (Note 5)	34	36
Interest	23	27
Dividends payable to noncontrolling stockholders	21	—
Insurance	17	17
Retirement related	15	14
Other non-income taxes	12	12
Derivative instruments (Note 16)	11	16
Deferred engineering	11	12
Other restructuring (Note 5)	10	12
Other	113	142
Total other current liabilities	$1,102	$1,281

Other non-current liabilities:
Deferred income taxes	$166	$165
Product warranties (Note 12)	162	168
Operating leases	155	122
Other income tax liabilities	104	101
Deferred income	81	84
Derivative instruments (Note 16)	59	97
Other	119	114
Total other non-current liabilities	$846	$851

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2026	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$27	$—	$—	$—	—	$27
Foreign currency contracts	$24	$—	$24	$—	A	$—
Net investment hedge contracts	$23	$—	$23	$—	A	$—
Liabilities:
Current earn-out liabilities	$1	$—	$—	$1	C	$—
Net investment hedge contracts	$57	$—	$57	$—	A	$—
Foreign currency contracts	$13	$—	$13	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$22	$—	$22	$—	A	$—
Net investment hedge contracts	$23	$—	$23	$—	A	$—
Liabilities:
Current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$19	$—	$19	$—	A	$—
Net investment hedge contracts	$94	$—	$94	$—	A	$—
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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities
Balance at January 1, 2026	$3
Post-closing adjustment	(2)
Balance at March 31, 2026	$1

Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

Fair Value Measurements on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These fair value measurements are classified within Level 3 of the fair value hierarchy.

During the three months ended March 31, 2025, the Company recorded asset impairment charges of $4 million related to certain property, plant and equipment related to the exit of its charging business within the Battery Energy Systems reportable segment.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At March 31, 2026 and December 31, 2025, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At March 31, 2026 and December 31, 2025, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At March 31, 2026 and December 31, 2025, the Company had no outstanding interest rate swaps or options.

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

At March 31, 2026, the following notional amounts related to foreign currency derivative contracts were outstanding, which mature through March 2028:

(in millions)	Notional Amount*
Traded Currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
U.S. Dollar	714	$714
Mexican Peso	3,680	$203
Polish Zloty	585	$157
Euro	117	$135
Hungarian Forint	14,014	$41
British Pound	30	$40
Swiss Franc	25	$31

*Table above excludes non-significant traded currency with total notional amounts of less than $10 million U.S. Dollar equivalent as of March 31, 2026.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At March 31, 2026 and December 31, 2025, the following cross-currency swap contracts were outstanding and mature through August 2030:

	Cross-currency swaps
(in millions)	March 31, 2026	December 31, 2025
U.S. Dollar to Euro:
Fixed receiving notional	$1,450	$1,600
Fixed paying notional	€1,321	€1,454
U.S. Dollar to Chinese Renminbi:
Fixed receiving notional	$100	$—
Fixed paying notional	¥676	¥—
U.S. Dollar to Japanese Yen:
Fixed receiving notional	$150	$100
Fixed paying notional	¥20,663	¥12,724

During the three months ended March 31, 2026, the Company unwound $150 million of cross-currency swap contracts originally maturing in July 2027, resulting in a cash outflow of approximately $4 million. The corresponding loss is expected to remain in AOCI until the net investment is sold, completely liquidated or substantially liquidated. In addition, the Company executed a U.S. Dollar to Japanese Yen cross-currency swap contract of $50 million maturing in February 2030 and a U.S. Dollar to Chinese Renminbi cross-currency swap contract of $100 million maturing in March 2027.

In addition, in 2021 the Company designated the €1,000 million 1.000% Senior Notes due May 19, 2031, as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note 13, “Debt,” to the Condensed Consolidated Financial Statements for more information.

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

Fair Value of Derivative Instruments in the Balance Sheet

At March 31, 2026 and December 31, 2025, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2026	December 31, 2025	Location	March 31, 2026	December 31, 2025
Foreign currency	Prepayments and other current assets	$20	$18	Other current liabilities	$11	$16
Foreign currency	Other non-current assets	$4	$4	Other non-current liabilities	$2	$3
Net investment hedges	Other non-current assets	$23	$23	Other non-current liabilities	$57	$94
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$—	$—	Other current liabilities	$—	$—

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gain (loss) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2026 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2026	December 31, 2025
Cash flow hedges:
Foreign currency	$11	$7	$8
Net investment hedges:
Cross-currency swaps	$(38)	$(71)	$—
Foreign currency-denominated debt	48	29	—
Total	$21	$(35)	$8

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below.

	Three Months Ended March 31, 2026
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,533	$2,856	$328	$—
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$8
Gain (loss) reclassified from AOCI to income	$—	$3	$—	$—

	Three Months Ended March 31, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,515	$2,876	$315	$59
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$(2)	$(2)	$—

The were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2026	2025
Cross-currency swaps	$33	$(49)
Foreign currency-denominated debt	$19	$(46)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2026	2025
Cross-currency swaps	$6	$6

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

(in millions)		Three Months Ended March 31,
Contract Type	Location	2026	2025
Foreign currency	Selling, general and administrative expenses	$2	$—

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The Company expects to contribute a total of approximately $25 million into its defined benefit pension plans during 2026, of which $6 million has been contributed through the three months ended March 31, 2026. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits
(in millions)	2026		2025
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$4	$—	$3
Interest cost	1	5	1	5
Expected return on plan assets	(1)	(5)	(1)	(4)
Amortization of unrecognized loss	1	1	1	1
Net periodic benefit cost	$1	$5	$1	$5

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.
In August 2025, the Company executed an amendment to the plan document of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”) to terminate the plan effective October 31, 2025. The termination of the U.S. Pension Plan is expected to take twelve to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. At December 31, 2025, the projected benefit obligation of the U.S. Pension Plan exceeded the fair value of the plan’s assets by $4 million under U.S. GAAP.

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

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three months ended March 31, 2026 and 2025, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2025	$3	$2,676	$(3,008)	$6,570	$(799)	$172	$5,614
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(21)	(56)
Issuance for executive stock plan, net of tax	—	(24)	14	—	—	—	(10)
Issuance of restricted stock, net of tax	—	(27)	18	—	—	—	(9)
Purchase of treasury stock	—	—	(151)	—	—	—	(151)
Net earnings	—	—	—	242	—	13	255
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Balance, March 31, 2026	$3	$2,625	$(3,127)	$6,777	$(799)	$163	$5,642

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2024	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.11 per share*)	—	—	—	(24)	—	(19)	(43)
Issuance for executive stock plan, net of tax	—	(21)	16	—	—	—	(5)
Issuance of restricted stock, net of tax	—	(32)	33	—	—	—	1
Net earnings	—	—	—	157	—	14	171
Other comprehensive income	—	—	—	—	59	1	60
Balance, March 31, 2025	$3	$2,621	$(2,488)	$6,545	$(961)	$170	$5,890
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2026 and 2025.

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning Balance, December 31, 2025	$(694)	$7	$(112)	$(799)
Comprehensive income (loss) before reclassifications	(3)	8	(1)	4
Income taxes associated with comprehensive income (loss) before reclassifications	(5)	—	—	(5)
Reclassification from accumulated other comprehensive income (loss)	—	(3)	4	1
Ending balance, March 31, 2026	$(702)	$12	$(109)	$(799)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning Balance, December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive income (loss) before reclassifications	35	(1)	(2)	32
Income taxes associated with comprehensive income (loss) before reclassifications	24	—	1	25
Reclassification from accumulated other comprehensive income (loss)	—	4	(2)	2
Ending balance, March 31, 2025	$(823)	$(6)	$(132)	$(961)

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

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expected to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. During the year ended December 31, 2025, the Company recorded a net charge of $40 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees. As of March 31, 2026, after giving effect to the Settlement Agreement and the $52 million received in total, the Company had assets related to these VAT refunds of approximately $26 million in Receivables, net in the Company’s Condensed Consolidated Balance Sheet, which is due no later than December 1, 2026.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 such sites as of both March 31, 2026 and December 31, 2025. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million and $6 million as of March 31, 2026 and December 31, 2025, respectively, included in Other current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2026, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of March 31, 2026.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.2 million and 1.4 million performance share units excluded from the computation of the diluted earnings for the three months ended March 31, 2026 and 2025, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$242	$157
Weighted average shares of common stock outstanding	205.3	217.2
Basic earnings per share of common stock	$1.18	$0.72

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$242	$157
Weighted average shares of common stock outstanding	205.3	217.2
Effect of stock-based compensation	3.0	0.9
Weighted average shares of common stock outstanding including dilutive shares	208.3	218.1
Diluted earnings per share of common stock	$1.16	$0.72

NOTE 22 REPORTABLE SEGMENTS

The Company discloses segment information under four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery Energy Systems. The four reportable segments are consistent with the operating segments that are evaluated by management, including the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The reportable segments are further described below. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

As further described in Note 3, “Acquisitions and Dispositions,” in February 2025, the Company made the decision to exit its charging business within its Battery Energy Systems reportable segment. This plan did not result in a change to the Company’s reportable segments.

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Three Months Ended March 31, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$1,432	$1,418	$581	$102	$—	$3,533
Net sales - inter-segment	1	4	6	—	(11)	—
Net sales	$1,433	$1,422	$587	$102	$(11)	$3,533

Cost of sales	1,146	1,119	513	88
Selling, general and administrative expenses - R&D, net	43	33	90	9
Selling, general and administrative expenses - Other	30	11	24	7
Other segment items[1]	—	(1)	(4)	—

Segment Adjusted Operating Income (Loss)	$214	$260	$(36)	$(2)

	Three Months Ended March 31, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$1,454	$1,356	$555	$150	$—	$3,515
Net sales - inter-segment	—	5	6	—	(11)	—
Net sales	$1,454	$1,361	$561	$150	$(11)	$3,515

Cost of sales	1,151	1,079	492	150
Selling, general and administrative expenses - R&D, net	41	29	99	11
Selling, general and administrative expenses - Other	27	10	14	11
Other segment items[1]	—	—	(1)	—

Segment Adjusted Operating Income (Loss)	$235	$243	$(43)	$(22)
_______________

[1] Other segment items include other income and expenses to derive Segment Adjusted Operating Income (Loss).

Segment Adjusted Operating Income (Loss)

	Three Months Ended March 31,
(in millions)	2026	2025
Turbos & Thermal Technologies	$214	$235
Drivetrain & Morse Systems	260	243
PowerDrive Systems	(36)	(43)
Battery Energy Systems	(2)	(22)
Segment Adjusted Operating Income	436	413
Corporate, including stock-based compensation	64	61
Restructuring expense (Note 5)	18	31
Intangible asset amortization expense	16	17
Accelerated depreciation[1]	2	—
Adjustments associated with Spin-Off related balances[2]	2	(3)
Impairment charges	—	39
Costs to exit charging business (Note 3)	—	26
Loss on sale of businesses	—	1
Merger and acquisition expense, net[2]	(2)	2
Other non-comparable items	—	2
Equity in affiliates’ earnings, net of tax	(6)	(10)
Unrealized loss on equity securities	1	—
Interest expense, net	11	12
Other postretirement expense	2	3
Earnings before income taxes and noncontrolling interest	$328	$232
_______________

[1] Accelerated depreciation represents charges related to property, plant and equipment that were decommissioned or are in the process of being decommissioned.
[2] Refer to Note 7, “Other Operating (Income) Expense, Net,” to the Condensed Consolidated Financial Statements for more information.

Segment information

	Depreciation and amortization		Long-lived asset expenditures[1]		Total assets
(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	March 31, 2026	December 31, 2025
Turbos & Thermal Technologies	$40	$40	$58	$41	$3,843	$3,743
Drivetrain & Morse Systems	46	49	29	24	3,843	3,795
PowerDrive Systems	46	43	52	44	3,164	3,163
Battery Energy Systems	6	16	2	8	448	460
Total	138	148	141	117	11,298	11,161
Corporate[2]	7	7	2	2	2,355	2,608
Consolidated	$145	$155	$143	$119	$13,653	$13,769
_______________

[1] Long-lived asset expenditures include capital expenditures, excluding customer advances, and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net earnings	$255	$171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	129	138
Intangible asset amortization	16	17
Restructuring expense, net of cash paid	5	21
Stock-based compensation expense	10	14
Impairment charges	—	39
Costs to exit charging business	—	26
Loss on sale of businesses	—	1
Deferred income tax benefit	(14)	(24)
Unrealized loss on equity securities	1	—
Other non-cash adjustments	(5)	1
Adjustments to reconcile net earnings to net cash provided by operating activities	142	233
Retirement plan contributions	3	(7)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(146)	(255)
Inventories	(5)	61
Prepayments and other current assets	(32)	4
Accounts payable and accrued expenses	(45)	(141)
Prepaid taxes and income taxes payable	(17)	(1)
Other assets and liabilities	(3)	17
Net cash provided by operating activities	$152	$82

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$42	$49
Income taxes, net of refunds	$101	$83

	Balance as of:
Non-cash investing transactions:	March 31, 2026	December 31, 2025
Period end accounts payable related to property, plant and equipment purchases	$69	$116

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the three months ended March 31, 2026 and 2025, the Company’s revenue from eProducts, which include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs, was approximately $597 million and $637 million, respectively, or 17% and 18% of the Company’s total revenue, respectively.

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, Inc. (“PHINIA”), seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expected to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the spin-off (“Spin-Off”) that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. During the year ended December 31, 2025, the Company recorded a net charge of $40 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees. As of March 31, 2026, after giving effect to the Settlement Agreement and the $52 million received in total, the Company had assets related to these VAT refunds of approximately $26 million in Receivables, net in the Company’s Condensed Consolidated Balance Sheet, which is due no later than December 1, 2026.Refer toPart 1, Item 1 of this report for more information.

Portfolio Actions

In February 2025, the Company made the decision to exit its charging business within the reportable segment formerly called Battery & Charging Systems. Production operations ceased during the second quarter of 2025. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. This action was expected to create a more focused portfolio and eliminate approximately $30 million of annualized adjusted operating losses by 2026. In the first quarter of 2026, as a result of the aforementioned disposition, this reportable segment was renamed Battery Energy Systems. The name change reflects the segment’s revised focus after the divestiture. The change did not impact the composition of the segment or require recasting of prior period segment results. Prior periods continue to be presented as previously reported. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In February 2025, the Company also made the decision to consolidate its North American battery systems business, which is expected to align the business’ cost structure to current market dynamics. This action is expected to result in annual cost savings of approximately $20 million by 2026.

Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 3, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Part 1, Item 1 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production is cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition of, termination or invalidation of or other changes in tariffs (including retaliatory tariffs), or the commencement or termination of consumer tax incentives, such as EV tax credits and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on the Company’s sales. The weighted average market production, as estimated by the Company for the three months ended March 31, 2026, was down approximately 3% from the three months ended March 31, 2025. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Tariff Refund Recovery. The Company is actively pursuing refund recovery of certain tariffs the Company paid that the U.S. government levied under the International Emergency Economic Powers Act and subsequently invalidated by the U.S. Supreme Court on February 20, 2026. The availability, amount and timing of such refunds is uncertain and subject to further developments.

Commodities and Other Inflationary Impacts. During 2025, prices for commodities showed a lower level of volatility in comparison to what the Company had experienced from the beginning of 2021. The Company currently expects commodity prices and other input costs to show a higher level of volatility in 2026 compared to 2025. Commodity markets are influenced by geopolitical instability, which can contribute to supply chain fragmentation, higher logistics costs and increased price across energy, metals and other critical inputs.

Outlook

The Company expects global industry production to be flat to down modestly year-over-year in 2026. In particular, the Company expects a negative sales impact from declining sales in the Company’s Battery Energy Systems reportable segment. As a result, at the mid-point of its outlook, the Company expects total sales in 2026 to decline year-over-year, excluding the impact of foreign currencies.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including adoption of product offerings for electrified vehicles and increasingly stringent global emissions standards that support demand for the Company’s products that drive vehicle efficiency as well as power generation industrial solutions growth. The Company expects its power generation industrial solutions growth to be approximately $300 million in 2027.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

The following table presents a summary of our operating results:

	Three Months Ended March 31,
(in millions, except per share data)	2026		2025
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,433	40.6%	$1,454	41.4%
Drivetrain & Morse Systems	1,422	40.2	1,361	38.7
PowerDrive Systems	587	16.6	561	16.0
Battery Energy Systems	102	2.9	150	4.3
Inter-segment eliminations	(11)	(0.3)	(11)	(0.3)
Total net sales	3,533	100.0	3,515	100.0
Cost of sales	2,856	80.8	2,876	81.8
Gross profit	677	19.2	639	18.2
Selling, general and administrative expenses - R&D, net	177	5.0	182	5.2
Selling, general and administrative expenses - Other	151	4.3	133	3.8
Restructuring expense	18	0.5	31	0.9
Other operating (income) expense, net	(5)	(0.1)	17	0.5
Impairment charges	—	—	39	1.1
Operating income	336	9.5	237	6.7
Equity in affiliates’ earnings, net of tax	(6)	(0.2)	(10)	(0.3)
Unrealized loss on equity securities	1	—	—	—
Interest expense, net	11	0.3	12	0.3
Other postretirement expense	2	0.1	3	0.1
Earnings before income taxes and noncontrolling interest	328	9.3	232	6.6
Provision for income taxes	73	2.1	61	1.7
Net earnings	255	7.2	171	4.9
Net earnings attributable to noncontrolling interest	13	0.4	14	0.4
Net earnings attributable to BorgWarner Inc.	$242	6.8%	$157	4.5%
Earnings per share — diluted	$1.16		$0.72

Net sales
Net sales for the three months ended March 31, 2026 totaled $3,533 million, an increase of $18 million, or 1%, compared to the three months ended March 31, 2025. The change in net sales for the three months ended March 31, 2026 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $167 million, primarily due to the strengthening of the Euro and Chinese Renminbi, in each case relative to the U.S. Dollar.
•Customer recoveries relating to tariffs increased sales by approximately $32 million.
•Unfavorable volume, mix and net new business decreased sales by approximately $181 million, primarily due a decrease of approximately 3% in the weighted average market production as estimated by the Company and a decrease in the Battery Energy Systems reportable segment.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,856 million and 80.8%, respectively, during the three months ended March 31, 2026, compared to $2,876 million and 81.8%, respectively, during the three months ended March 31, 2025. The change in cost of sales for the three months ended March 31, 2026 was primarily driven by the following:

•Purchasing savings and unfavorable volume, mix and net new business, decreased cost of sales by approximately $148 million.
•Cost of sales also decreased by restructuring savings, manufacturing efficiencies and reduced depreciation.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $138 million, primarily due to the strengthening of the Euro and Chinese Renminbi, in each case relative to the U.S. Dollar.
•Tariff expense increased cost of sales by approximately $27 million.

Gross profit and gross margin were $677 million and 19.2%, respectively, during the three months ended March 31, 2026, compared to $639 million and 18.2%, respectively, during the three months ended March 31, 2025. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended March 31, 2026 was $328 million as compared to $315 million for the three months ended March 31, 2025. SG&A as a percentage of net sales was 9.3% and 9.0% for the three months ended March 31, 2026 and 2025, respectively. The change in SG&A was primarily due to fluctuations in foreign currencies, which was primarily due to the strengthening of the Euro and Chinese Renminbi, in each case relative to the U.S. Dollar.

Restructuring expense was $18 million and $31 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended March 31, 2025, the Company recorded $8 million of restructuring costs related to this plan. The actions under this plan are complete. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems reportable segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three months ended March 31, 2026, the Company recorded a revision of previous estimates of $1 million and during the three months ended March 31, 2025, the Company recorded $16 million of restructuring costs related to this plan. The resulting annual cost savings related to this plan are expected to be approximately $100 million by 2026.

During the three months ended March 31, 2026 and 2025, the Company recorded $19 million and $7 million, respectively, of restructuring costs for individually approved restructuring actions.

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating (income) expense, net was $5 million of income and $17 million of expense for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company recorded charges of $19 million related to the exit of its charging business within its Battery Energy Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Other operating (income) expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s per diluted share and net earnings” below.

Impairment charges was $39 million for the three months ended March 31, 2025. The Company recorded impairments of intangible assets, goodwill and fixed assets related to the exit of its charging business within its Battery Energy Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information. The Company did not recognize any impairment charge for the three months ended March 31, 2026.

Equity in affiliates’ earnings, net of tax was $6 million and $10 million for the three months ended March 31, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $11 million and $12 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense, net was relatively flat for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Provision for income taxes was $73 million for the three months ended March 31, 2026, resulting in an effective rate of 22%. This is compared to $61 million, or an effective rate of 26%, for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company’s effective tax rate did not differ materially from the estimated annual effective tax rate. During the three months ended March 31, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $3 million related to the exit of the charging business and a discrete tax expense of $2 million related to various changes in filing positions for prior years.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.16 and $0.72 for the three months ended March 31, 2026 and 2025, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended March 31,
Non-comparable items:	2026	2025
Restructuring expense	$(0.06)	$(0.11)
Adjustments associated with Spin-Off related balances	(0.01)	0.01
Unrealized loss on equity securities	(0.01)	—
Impairment charges	—	(0.15)
Costs to exit charging business	—	(0.11)
Merger and acquisition expense, net	0.01	(0.01)
Tax adjustments	(0.01)	(0.01)
Other non-comparable items	—	(0.01)
Total impact of non-comparable items per share - diluted	$(0.08)	$(0.39)

Results by Reportable Segment

The Company discloses segment information under four reportable segments, consistent with the way operating results are evaluated by management: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery Energy Systems. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,433	$214	14.9%	$1,454	$235	16.2%
Drivetrain & Morse Systems	1,422	260	18.3%	1,361	243	17.9%
PowerDrive Systems	587	(36)	(6.1)%	561	(43)	(7.7)%
Battery Energy Systems	102	(2)	(2.0)%	150	(22)	(14.7)%
Inter-segment eliminations	(11)	—		(11)	—
Totals for reportable segments	$3,533	$436		$3,515	$413

The Turbos & Thermal Technologies segment’s net sales decreased $21 million, or 1%, and Segment Adjusted Operating Income decreased $21 million from the three months ended March 31, 2025. Unfavorable volume, mix and net new business resulted in a decrease in net sales by approximately $115 million due to lower volumes in Europe. This was partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $81 million due to a strengthening in the Euro and Chinese Renminbi, in each case relative to the U.S. Dollar and $13 million of customer recoveries relating to tariffs. Segment Adjusted Operating margin was 14.9% for the three months ended March 31, 2026, compared to 16.2% during the three months ended March 31, 2025. The Segment Adjusted Operating margin decreased due to lower sales partially offset by supply chain savings.

The Drivetrain & Morse Systems segment’s net sales increased $61 million, or 4%, and Segment Adjusted Operating Income increased $17 million from the three months ended March 31, 2025. Foreign currencies resulted in a year-over-year increase in net sales of approximately $49 million due to the strengthening in the Euro and Chinese Renminbi, in each case relative to the U.S. Dollar. Additionally, customer recoveries relating to tariffs increased net sales by approximately $17 million. This was partially offset by unfavorable volume, mix and net new business of approximately $5 million due to lower volumes in China offset by strong volumes in North America. Segment Adjusted Operating margin was 18.3% for the three months ended March 31, 2026, compared to 17.9% during the three months ended March 31, 2025. The Segment Adjusted Operating margin increased primarily due to manufacturing efficiencies and supply chain savings.

The PowerDrive Systems segment’s net sales increased $26 million, or 5%, and Segment Adjusted Operating Loss decreased $7 million from the three months ended March 31, 2025. Foreign currencies resulted in a year-over-year increase in net sales of approximately $31 million due to the strengthening in the Euro and Chinese Renminbi, in each case relative to the U.S. Dollar. This was partially offset by unfavorable volume, mix and net new business of approximately $5 million due to lower volumes in China. Segment Adjusted Operating margin was (6.1)% for the three months ended March 31, 2026, compared to (7.7)% during the three months ended March 31, 2025. The Segment Adjusted Operating margin increased primarily due to restructuring and supply chain savings, partially offset by launch related costs.

The Battery Energy Systems segment’s net sales decreased $48 million, or 32%, and Segment Adjusted Operating Loss decreased $20 million from the three months ended March 31, 2025. Unfavorable volume, mix and net new business decreased net sales by approximately $54 million primarily due to lower battery pack volumes.This decrease was partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $6 million due to the strengthening in the Euro, relative to the U.S. Dollar. Segment Adjusted Operating margin was (2.0)% for the three months ended March 31, 2026, compared to (14.7)% during the three months ended March 31, 2025. The Segment Adjusted Operating margin increased primarily due to the exit of the charging business and restructuring savings.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the undrawn portion of its multi-currency revolving credit agreement. As of March 31, 2026, the Company had liquidity of $4.1 billion, comprised of cash and cash equivalent balances of $2.1 billion and an undrawn multi-currency revolving credit facility of $2.0 billion. As of March 31, 2026, the Company was in full compliance with its covenants under the revolving credit facility and had full access to the undrawn amount under the revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants under the revolving credit facility through at least the next 12 months.

The Company’s $2.0 billion multi-currency revolving credit facility includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) ratio. The Company was in compliance with the financial covenant at March 31, 2026. At March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under this facility.

As of March 31, 2026, cash balances of $1.2 billion were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2026 and December 31, 2025.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition, the Company’s universal shelf registration statement filed with the U.S. Securities and Exchange Commission provides the Company with the ability to issue various debt and equity securities subject to market conditions.

On each of February 5, 2026 and April 29, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend declared in the first quarter was paid on March 16, 2026, and the dividend declared in the second quarter will be paid on June 15, 2026.

From a credit quality perspective, the Company has a Baa1 from Moody’s and BBB+ from Fitch Ratings and Standard & Poor’s. The current outlook from each of Standard & Poor’s, Moody’s and Fitch Ratings is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Three Months Ended March 31,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net earnings	$255	$171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	129	138
Intangible asset amortization	16	17
Restructuring expense, net of cash paid	5	21
Stock-based compensation expense	10	14
Loss on sale of businesses	—	1
Impairment charges	—	39
Costs to exit charging business	—	26
Deferred income tax benefit	(14)	(24)
Unrealized loss on equity securities	1	—
Other non-cash adjustments	(5)	1
Adjustments to reconcile net earnings to net cash provided by operating activities	142	233
Retirement plan contributions	3	(7)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(146)	(255)
Inventories	(5)	61
Accounts payable and accrued expenses	(45)	(141)
Other assets and liabilities	(52)	20
Net cash provided by operating activities	$152	$82

Net cash provided by operating activities was $152 million during the three months ended March 31, 2026 compared to $82 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily due to changes in working capital.

Investing Activities

	Three Months Ended March 31,
(in millions)	2026	2025
INVESTING ACTIVITIES
Capital expenditures, including tooling outlays	$(143)	$(119)
Customer advances related to capital expenditures	4	2
Proceeds from settlement of net investment hedges, net	9	12
Proceeds from asset disposals and other, net	—	11
Net cash used in investing activities	$(130)	$(94)

Net cash used in investing activities was $130 million during the three months ended March 31, 2026 compared to $94 million during the three months ended March 31, 2025. As a percentage of sales, capital expenditures, net of customer advances, were 3.9% and 3.3% for the three months ended March 31, 2026 and 2025, respectively. The year-over-year increase in capital expenditures was primarily driven higher eProduct and power generation industrial solutions investments.

Financing Activities

	Three Months Ended March 31,
(in millions)	2026	2025
FINANCING ACTIVITIES
Payments of notes payable	$—	$(5)
Repayments of debt, including current portion	(2)	(346)
Payments for purchase of treasury stock	(150)	—
Payments for stock-based compensation items	(28)	(18)
Payment for business acquired, net of cash acquired	(3)	—
Dividends paid to BorgWarner stockholders	(35)	(24)
Dividends paid to noncontrolling stockholders	—	(4)
Net cash used in financing activities	$(218)	$(397)

Net cash used in financing activities was $218 million during the three months ended March 31, 2026 compared to $397 million during the three months ended March 31, 2025. Net cash used in financing activities during the three months ended March 31, 2026 was primarily related to $150 million of BorgWarner share repurchases and $35 million in dividends paid to the Company’s stockholders. Net cash used in financing activities during the three months ended March 31, 2025, was primarily related to $346 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025, and $24 million in dividends paid to the Company’s stockholders.

CONTINGENCIES

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information regarding contingencies.

New Accounting Pronouncements

Refer to Note 2, “New Accounting Pronouncements,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning the Company’s exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Hungarian Forint, Korean Won, Mexican Peso, Polish Zloty and Swiss Franc. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of March 31, 2026 and December 31, 2025, the Company recorded a deferred gain of $21 million and a deferred loss of $35 million, respectively, before taxes, for designated cash flow and net investment hedges within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheet in Part 1, Item 1 of this report.

The significant foreign currency translation adjustments, including the impact of the cash flow and net investment hedges discussed above, during the three months ended March 31, 2026 and 2025, are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended March 31, 2026
Chinese Renminbi	1%	$15
Euro	(2)%	$(6)
Korean Won	(5)%	$(14)

(in millions, except for percentages)	Three Months Ended March 31, 2025
Euro	5%	$28
Chinese Renminbi	1%	$7
Brazilian Real	8%	$6
British Pound	3%	$6

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

Item 1A. Risk Factors

During the three months ended March 31, 2026, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In July 2025, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2028. As of December 31, 2025, the Company had repurchased $400 million of common stock under this authorization, excluding any related fees and taxes. During the three months ended March 31, 2026, the Company repurchased an additional $150 million of common stock under this authorization, excluding any related fees and taxes. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2026 - January 31, 2026
Common Stock Repurchase Program	—	$—	—	$600
Employee transactions	7,509	$45.61	—
February 1, 2026 - February 28, 2026
Common Stock Repurchase Program	1,679,801	$59.24	1,679,801	$500
Employee transactions	546,063	$53.74	—
March 1, 2026 - March 31, 2026
Common Stock Repurchase Program	958,515	$52.67	958,515	$450
Employee transactions	2,153	$57.57	—

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1†	Form of 2026 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement - U.S. Employees.*

Exhibit 10.2†	Form of 2026 BorgWarner Inc. 2023 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 10.3†	Form of 2026 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: May 6, 2026