Form 10-Q
period 2026-06-30
BORGWARNER INC
filed 2026-08-05
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 31, 2026, the registrant had 203,666,354 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$2,448	$2,313
Receivables, net	3,056	2,962
Inventories	1,232	1,207
Prepayments and other current assets	352	313
Total current assets	7,088	6,795

Property, plant and equipment, net	3,220	3,330
Investments and long-term receivables	320	357
Goodwill	2,038	2,055
Other intangible assets, net	364	394
Other non-current assets	904	838
Total assets	$13,934	$13,769

LIABILITIES AND EQUITY
Short-term debt	$5	$5
Accounts payable	2,138	1,996
Other current liabilities	1,190	1,281
Total current liabilities	3,333	3,282

Long-term debt	3,863	3,894
Retirement-related liabilities	125	128
Other non-current liabilities	815	851
Total liabilities	8,136	8,155

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,641	2,676
Retained earnings	7,020	6,570
Accumulated other comprehensive loss	(815)	(799)
Common stock held in treasury, at cost	(3,228)	(3,008)
Total BorgWarner Inc. stockholders’ equity	5,621	5,442
Noncontrolling interest	177	172
Total equity	5,798	5,614
Total liabilities and equity	$13,934	$13,769

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$3,648	$3,638	$7,181	$7,153
Cost of sales	2,927	2,998	5,783	5,874
Gross profit	721	640	1,398	1,279

Selling, general and administrative expenses	331	317	659	632
Restructuring expense	21	17	39	48
Other operating (income) expense, net	(1)	14	(6)	31
Impairment charges	—	3	—	42
Operating income	370	289	706	526

Equity in affiliates’ earnings, net of tax	(10)	(8)	(16)	(18)
Unrealized gain on equity securities	(4)	(1)	(3)	(1)
Interest expense, net	10	12	21	24
Other postretirement expense	2	2	4	5
Earnings before income taxes and noncontrolling interest	372	284	700	516

Provision for income taxes	81	52	154	113
Net earnings	291	232	546	403
Net earnings attributable to noncontrolling interest	14	8	27	22
Net earnings attributable to BorgWarner Inc.	$277	$224	$519	$381

Earnings per share attributable to BorgWarner Inc. — basic	$1.36	$1.04	$2.54	$1.76

Earnings per share attributable to BorgWarner Inc. — diluted	$1.34	$1.03	$2.50	$1.75

Weighted average shares outstanding:
Basic	203.0	216.3	204.2	216.7
Diluted	206.3	218.2	207.3	218.1

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net earnings attributable to BorgWarner Inc.	$277	$224	$519	$381

Other comprehensive (loss) income
Foreign currency translation adjustments[1]	(26)	103	(34)	162
Cash flow hedges[1]	8	(6)	13	(3)
Postretirement defined benefit plans[1]	2	(4)	5	(7)
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(16)	93	(16)	152

Comprehensive income attributable to BorgWarner Inc.[1]	261	317	503	533

Net earnings attributable to noncontrolling interest	14	8	27	22
Other comprehensive income attributable to noncontrolling interest[1]	2	6	1	7
Comprehensive income	$277	$331	$531	$562
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net cash provided by operating activities (see Note 23)	$738	$661
INVESTING ACTIVITIES
Capital expenditures, including tooling outlays	(239)	(196)
Customer advances related to capital expenditures	6	7
Proceeds from settlement of net investment hedges, net	9	8
Payments for investments in equity securities	(2)	—
Proceeds from the sale of business, net	—	7
Proceeds from asset disposals and other, net	1	16
Net cash used in investing activities	(225)	(158)
FINANCING ACTIVITIES
Payments of notes payable	—	(5)
Repayments of debt, including current portion	(3)	(403)
Payments for purchase of treasury stock	(250)	(108)
Payments for excise tax on purchase of treasury stock	(5)	—
Payments for stock-based compensation items	(28)	(18)
Payment for business acquired, net of cash acquired	(3)	—
Payments for contingent consideration	—	(4)
Dividends paid to BorgWarner stockholders	(69)	(48)
Dividends paid to noncontrolling stockholders	(10)	(20)
Net cash used in financing activities	(368)	(606)
Effect of exchange rate changes on cash	(10)	50
Net increase (decrease) in cash and cash equivalents	135	(53)
Cash and cash equivalents at beginning of year	2,313	2,094
Cash, cash equivalents and restricted cash at end of period	$2,448	$2,041

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The standard provides entities with a practical expedient and accounting policy election when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under FASB Accounting Standards Codification Topic 606, “Revenue From Contracts With Customers”, including assets acquired in business combinations. This guidance is effective for annual reporting periods beginning after December 15, 2025 including interim reporting periods within those annual reporting periods. The Company adopted this guidance prospectively and elected to apply the practical expedient for current accounts receivable and current contract assets. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements for the six months ended June 30, 2026.

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

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The standard provides comprehensive recognition, measurement and presentation guidance for monetary and tangible non-monetary government grants received by business entities. This guidance is effective for annual reporting periods beginning after December 15, 2028, including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

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

In May 2026, the FASB issued ASU No. 2026-2, “Environmental Credits and Environmental Credit Obligations (Topic 818).” The standard establishes new authoritative guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations, including compliance credits and voluntary credits. This guidance is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements.

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

Due to the insignificant size of the Company’s 2023 and 2022 acquisitions described below, both individually and in the aggregate, relative to the Company, supplemental pro forma financial information for the current and prior reporting periods is not provided.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥287 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥19 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price during the year ended December 31, 2023 and ¥25 million ($4 million) during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price was recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2025. In January 2026, the negotiations of the remaining ¥20 million ($3 million) of base purchase price were completed, and the Company made the final payment. In accordance with ASC Topic 230, the payment made in 2026 was classified as financing activities in the Company’s Condensed Consolidated Statement of Cash Flows, as it occurred more than three months after the acquisition closing date.

As described further below, in February 2025, the Company made the decision to exit its charging business within the reportable segment formerly called Battery & Charging Systems, which included SSE. In the first quarter of 2026, as a result of the exit of the charging business, this reportable segment was renamed Battery Energy Systems. The name change reflects the segment’s revised focus after the divestiture. The change did not impact the composition of the segment or require recasting of prior period segment results. Prior periods continue to be presented as previously reported.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthened the Company’s power electronics capabilities in auxiliary inverters, which has helped to accelerate the growth of the Company’s High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, was contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the year ended December 31, 2025, the Company paid ₣2 million ($2 million) of earn-out-related amounts. During the six months ended June 30, 2026, the Company recorded a post-closing adjustment of ₣2 million ($2 million) reducing the remaining obligation to ₣1 million ($1 million) following the review of final closing payment details. In accordance with ASC Topic 805, the change in estimate was recorded in Other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The remaining balance was included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026 and paid in July 2026.

Dispositions

Exit of Charging Business

In February 2025, the Company decided to exit its charging business within the Battery Energy Systems reportable segment. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments.

The majority of the charging business related to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. During the three and six months ended June 30, 2025, the Company recorded charges of $3 million and $22 million, respectively, related to the estimated loss on the sale of the SSE business. The Company’s exit of its charging business did not meet the criteria for presentation as a discontinued operation.

During the three and six months ended June 30, 2025, the Company recorded charges of $6 million and $32 million, respectively, related to the exit of its charging business within the Battery Energy Systems reportable segment. These charges include the previously mentioned $22 million estimated loss on the sale of the SSE business during the six months ended June 30, 2025 which was recorded in Other operating expense, net, and the write off of $9 million of inventory during the six months ended June 30, 2025, which was recorded in Cost of sales in the Condensed Consolidated Statements of Operations. In addition, the Company recorded charges totaling $39 million during the six months ended June 30, 2025, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million and $4 million, respectively. Refer to Note 11, “Goodwill and Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

PHINIA, Inc.

On July 3, 2023, BorgWarner completed the spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. The Company entered into several agreements, including a tax matters agreement, with PHINIA on or prior to the distribution that provided a framework for the Company’s relationship with PHINIA after the Spin-Off. On September 19, 2024, the Company commenced a lawsuit against PHINIA, Inc. (“PHINIA”), seeking to recover value added tax (“VAT”) refunds. On October 15, 2025, the Company entered into a settlement agreement with PHINIA, and in connection with the settlement agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. Refer to Note 20, “Contingencies” to the Condensed Consolidated Financial Statements for more information.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, a contract asset and revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. Other contract assets are recognized when a conditional right to consideration from a customer exists and transfer of control has occurred. The Company recorded a contract asset of $37 million and $15 million at June 30, 2026 and December 31, 2025, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, the Company has received consideration related to unsatisfied or partially unsatisfied performance obligations resulting in deferred recognition of revenue and reflected as a contract liability. As of June 30, 2026, these contract liabilities are reflected as Other current liabilities and Other non-

current liabilities in the Condensed Consolidated Balance Sheets and were $24 million and $2 million, respectively. As of December 31, 2025, Other current liabilities and Other non-current liabilities were each $1 million. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of June 30, 2026 and December 31, 2025, the Company recorded customer incentive payments of $15 million and $7 million, respectively, in Prepayments and other current assets, and $42 million and $22 million, respectively, in Other non-current assets on the Condensed Consolidated Balance Sheets. The Company evaluates the amounts capitalized each period end for recoverability and writes off any amounts that are no longer expected to be recovered over the term of the business arrangement.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Foundational products	$2,985	$2,980	$5,921	$5,858
eProducts	663	658	1,260	1,295
Total	$3,648	$3,638	$7,181	$7,153

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended June 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$354	$578	$89	$40	$1,061
Europe	688	338	245	39	1,310
Asia	328	534	324	—	1,186
Other	70	—	—	21	91
Total	$1,440	$1,450	$658	$100	$3,648

	Three Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$356	$531	$68	$47	$1,002
Europe	746	331	176	107	1,360
Asia	311	562	331	—	1,204
Other	67	—	—	5	72
Total	$1,480	$1,424	$575	$159	$3,638

	Six Months Ended June 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$699	$1,120	$169	$84	$2,072
Europe	1,408	692	463	89	2,652
Asia	630	1,056	607	—	2,293
Other	135	—	—	29	164
Total	$2,872	$2,868	$1,239	$202	$7,181

	Six Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$708	$1,018	$151	$94	$1,971
Europe	1,483	656	335	203	2,677
Asia	613	1,106	644	3	2,366
Other	130	—	—	9	139
Total	$2,934	$2,780	$1,130	$309	$7,153

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended June 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$4	$1	$3	$11	$—	$19
Other	—	1	—	1	—	2
Total restructuring expense	$4	$2	$3	$12	$—	$21

	Three Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$8	$1	$1	$3	$—	$13
Other	2	—	—	2	—	4
Total restructuring expense	$10	$1	$1	$5	$—	$17

	Six Months Ended June 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$10	$2	$3	$15	$2	$32
Other	3	4	(1)	1	—	7
Total restructuring expense	$13	$6	$2	$16	$2	$39

	Six Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$13	$1	$9	$9	$1	$33
Other	4	1	8	2	—	15
Total restructuring expense	$17	$2	$17	$11	$1	$48

The following table displays rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2026	$42	$12	$54
Restructuring expense, net	32	7	39
Cash payments	(39)	(11)	(50)
Foreign currency translation adjustment and other	(2)	—	(2)
Balance at June 30, 2026	33	8	41
Less: Non-current restructuring liability	4	—	4
Current restructuring liability at June 30, 2026	$29	$8	$37

2024 Structural Cost Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems reportable segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three and six months ended June 30, 2026, the Company recorded $3 million and $2 million, respectively, of restructuring charges related to this plan. During the three and six months ended June 30, 2025, the Company recorded $1 million and $17 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $46 million of restructuring charges related to this plan as of June 30, 2026. The actions under this plan are expected to be completed in 2027.

2023 Structural Cost Plan In 2023, the Company announced a restructuring plan to address structural costs primarily in its Foundational products businesses. During the six months ended June 30, 2025, the Company recorded $8 million of restructuring costs related to this plan. Cumulatively, the Company incurred $148 million of restructuring charges related to this plan. The actions under this plan are complete.

Other Actions During the three and six months ended June 30, 2026, the Company recorded $18 million and $37 million, respectively, of restructuring costs for individually approved restructuring actions. During the three and six months ended June 30, 2025, the Company recorded $16 million and $23 million, respectively, of restructuring costs related to individually approved restructuring actions, as more fully described below.

Except for the matters described above, there have been no changes in previously initiated plans that have resulted (or are expected to result) in a material change to the Company’s restructuring costs.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and six months ended June 30, 2026 and 2025, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Cost Plan
•During the six months ended June 30, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and China.

Other Actions
•During the three and six months ended June 30, 2026, the segment recorded $4 million and $13 million, respectively, of restructuring costs for individually approved restructuring actions. For the six months ended June 30, 2026, these costs were primarily comprised of $10 million of employee termination benefits and $3 million of contractual settlement expense and professional fees for facilities in Mexico and Europe.

•During the three and six months ended June 30, 2025, the segment recorded $10 million of restructuring costs for individually approved restructuring actions. For the six months ended June 30, 2025, these costs were primarily comprised of $8 million of employee termination benefits and $2 million of contractual settlement expense for facilities in Europe and China.

Drivetrain & Morse Systems
Other Actions
•During the three and six months ended June 30, 2026, the segment recorded $2 million and $6 million, respectively, of restructuring costs for individually approved restructuring actions. For the six months ended June 30, 2026, these costs were primarily comprised of $2 million of employee termination benefits and $4 million of equipment relocation costs for a facility in the U.S.

PowerDrive Systems
2024 Structural Cost Plan
•During the three and six months ended June 30, 2026, the segment recorded $3 million and $2 million, respectively, of restructuring costs under this plan. For the six months ended June 30, 2026, these costs were primarily comprised of $3 million of employee termination benefits offset by $1 million of revision of previously recorded estimates.

•During the three and six months ended June 30, 2025, the segment recorded $1 million and $17 million, respectively, of restructuring costs under this plan. For the six months ended June 30, 2025, these costs were primarily comprised of $9 million of employee termination benefits and $8 million of equipment relocation costs and professional fees for facilities in the U.S., Asia and Europe.

Battery Energy Systems
Other Actions
•During the three and six months ended June 30, 2026, the segment recorded $12 million and $16 million, respectively, of individually approved restructuring costs. For the six months ended June 30, 2026, these costs were primarily comprised of $15 million of employee termination benefits associated with an overhead cost reduction initiative in Europe and $1 million of professional fees for facilities in Europe.

•During the three and six months ended June 30, 2025, the segment recorded $5 million and $11 million, respectively, of individually approved restructuring costs. For the six months ended June 30, 2025, these costs were primarily comprised of $9 million of employee termination benefits for facilities in the U.S. and China, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business. Refer to Note 3, “Acquisitions and Dispositions” for more information.

Corporate
Other Actions
•During the six months ended June 30, 2026, the segment recorded $2 million of individually approved restructuring costs. These costs primarily related to employee termination benefits associated with a global overhead cost reduction initiative.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross R&D expenditures	$191	$207	$379	$403
Customer reimbursements	(15)	(25)	(26)	(39)
Net R&D expenditures	$176	$182	$353	$364

NOTE 7 OTHER OPERATING (INCOME) EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Adjustments associated with Spin-Off related balances	$(1)	$2	$1	$(1)
Chief Executive Officer ("CEO") transition compensation	—	6	—	6
Costs to exit charging business	—	4	—	23
Loss on sale of assets	—	5	—	5
Loss on sale of businesses	—	—	—	1
Merger and acquisition expense, net	—	—	(2)	2
Other income, net	—	(3)	(5)	(5)
Other operating (income) expense, net	$(1)	$14	$(6)	$31

Adjustments associated with Spin-Off related balances: During the three and six months ended June 30, 2026, the Company recorded income of $1 million and expense of $1 million, respectively, primarily for adjustments related to the contract manufacturing agreement with PHINIA and adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA. During the three and six months ended June 30, 2025, the Company recorded expense of $2 million and income of $1 million, respectively, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Merger and acquisition expense, net: During the six months ended June 30, 2026, the Company recorded merger and acquisition income of $2 million, primarily related to a revision of the Company’s expected earn-out related to the Drivetek acquisition. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information. During the six months ended June 30, 2025, the Company recorded merger and acquisition expense, net of $2 million, primarily related to professional fees associated with specific acquisition initiatives.

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

Loss on sale of assets: During the three and six months ended June 30, 2025, the Company recorded a loss of $5 million related to the sale of equipment from a closed facility in North America.

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

The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was approximately 22% and 18%, respectively. During the three months ended June 30, 2026, the Company’s effective tax rate was consistent with the Company’s estimated annual effective tax rate. During the three months ended June 30, 2025, the Company recorded a discrete tax benefit of $6 million related to various changes in filing positions for prior years and a discrete tax benefit of $3 million related to the exit of the charging business.

The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was approximately 22%. During the six months ended June 30, 2026, the Company's effective tax rate was consistent with the Company’s estimated annual effective tax rate. During the six months ended June 30, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $6 million related to the exit of the charging business and a discrete tax benefit of $4 million related to various changes in filing positions for prior years.

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

The Company estimates that it is reasonably possible there could be a decrease of approximately $65 million in unrecognized tax benefits and interest in the next 12 months related to the upcoming conclusion of tax audits and the lapse of statutes of limitations subsequent to the reporting period in certain taxing jurisdictions.

NOTE 9 INVENTORIES

A summary of Inventories is presented below:

	June 30,	December 31,
(in millions)	2026	2025
Raw material and supplies	$874	$888
Work in progress	159	157
Finished goods	199	162
Inventories	$1,232	$1,207

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	June 30,	December 31,
(in millions)	2026	2025
Prepayments and other current assets:
Prepaid tooling	$97	$109
Prepaid taxes	88	105
Contract assets (Note 4)	37	15
Derivative instruments (Note 16)	32	18
Customer incentive payments (Note 4)	15	7
Prepaid deferred engineering	12	1
Prepaid insurance	12	11
Other	59	47
Total prepayments and other current assets	$352	$313

Investments and long-term receivables:
Investment in equity affiliates	$235	$251
Investment in equity securities	65	59
Long-term receivables	20	47
Total investments and long-term receivables	$320	$357

Other non-current assets:
Deferred income taxes	$557	$556
Operating leases	188	151
Customer incentive payments (Note 4)	42	22
Derivative instruments (Note 16)	32	27
Other	85	82
Total other non-current assets	$904	$838

NOTE 11 GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of June 30, 2026, the Company had four reportable segments and four goodwill reporting units. During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

No events or circumstances were noted related to any of the Company’s reporting units in the three and six months ended June 30, 2026, that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill is as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
Gross goodwill balance, January 1, 2026	$1,279	$1,132	$468	$678	$3,557
Accumulated impairment losses, January 1, 2026	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, January 1, 2026	$777	$1,132	$—	$146	$2,055
Changes in goodwill during the period:
Other, primarily translation adjustment	(10)	(2)	—	(5)	(17)
Ending balance, June 30, 2026	$767	$1,130	$—	$141	$2,038

Gross goodwill balance, June 30, 2026	1,269	1,130	468	673	3,540
Accumulated impairment losses, June 30, 2026	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, June 30, 2026	$767	$1,130	$—	$141	$2,038

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2026			December 31, 2025
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$334	$219	$115	$338	$210	$128
Customer relationships	6 - 15	632	388	244	639	379	260
Miscellaneous	2 - 5	10	9	1	10	8	2
Total amortized intangible assets		976	616	360	987	597	390
Unamortized trade names		4	—	4	4	—	4
Total other intangible assets		$980	$616	$364	$991	$597	$394

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2026	2025
Beginning balance, January 1, 2026	$254	$215
Provisions for current period sales	37	47
Adjustments of prior estimates	31	3
Payments	(50)	(27)
Other, primarily translation adjustment	(3)	15
Ending balance, June 30, 2026	$269	$253

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2026	2025
Other current liabilities	$109	$86
Other non-current liabilities	160	168
Total product warranty liability	$269	$254

During the three and six months ended June 30, 2026, the Company recognized a warranty cost recovery receivable of $27 million related to certain product claims. The Company recognized the recovery upon concluding the realization of the receivable was probable and the amount was reasonably estimable. The recovery and related warranty costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations.

NOTE 13 DEBT

As of June 30, 2026 and December 31, 2025, the Company had debt outstanding as follows:

	June 30,	December 31,
(in millions)	2026	2025
Short-term borrowings	$3	$3

Long-term debt
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,098	1,097
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	497	496
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,131	1,163
5.400% Senior notes due 08/15/34 ($500 million par value)	494	494
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	30	31
Total long-term debt	3,865	3,896
Less: current portion	2	2
Long-term debt, net of current portion	$3,863	$3,894

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of both June 30, 2026 and December 31, 2025, the Company had $3 million in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense	$25	$24	$50	$52
Interest income	(15)	(12)	(29)	(28)
Interest expense, net	$10	$12	$21	$24

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) ratio. The Company was in compliance with the financial covenant at June 30, 2026. At June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2026 and December 31, 2025.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of June 30, 2026 and December 31, 2025, the estimated fair values of the Company’s senior unsecured notes totaled $3,655 million and $3,690 million, respectively. The estimated fair values were $180 million lower than their carrying value at June 30, 2026 and $175 million lower than their carrying value at December 31, 2025. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $32 million and $36 million at June 30, 2026 and December 31, 2025, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	June 30,	December 31,
(in millions)	2026	2025
Other current liabilities:
Customer-related	$302	$236
Payroll and employee related	275	380
Product warranties (Note 12)	109	86
Income taxes payable	89	113
Indirect taxes	40	77
Accrued freight	39	36
Interest	36	27
Operating leases	35	36
Supplier-related	32	29
Employee termination benefits (Note 5)	29	36
Derivative instruments (Note 16)	17	16
Insurance	16	17
Retirement related	14	14
Other non-income taxes	13	12
Deferred engineering	12	12
Dividends payable to noncontrolling stockholders	11	—
Other	121	154
Total other current liabilities	$1,190	$1,281

Other non-current liabilities:
Operating leases	$162	$122
Product warranties (Note 12)	160	168
Deferred income taxes	153	165
Other income tax liabilities	104	101
Deferred income	82	84
Derivative instruments (Note 16)	56	97
Other	98	114
Total other non-current liabilities	$815	$851

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2026	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$32	$—	$—	$—	—	$32
Foreign currency contracts	$39	$—	$39	$—	A	$—
Net investment hedge contracts	$25	$—	$25	$—	A	$—
Liabilities:
Current earn-out liabilities	$1	$—	$—	$1	C	$—
Foreign currency contracts	$14	$—	$14	$—	A	$—
Net investment hedge contracts	$59	$—	$59	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$22	$—	$22	$—	A	$—
Net investment hedge contracts	$23	$—	$23	$—	A	$—
Liabilities:
Current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$19	$—	$19	$—	A	$—
Net investment hedge contracts	$94	$—	$94	$—	A	$—
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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities
Balance at January 1, 2026	$3
Post-closing adjustment	(2)
Balance at June 30, 2026	$1

Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

Fair Value Measurements on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These fair value measurements are classified within Level 3 of the fair value hierarchy.

During the three and six months ended June 30, 2025, the Company recorded asset impairment charges of $3 million and $7 million, respectively, related to certain property, plant and equipment at locations in the Company’s Battery Energy Systems reportable segment.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-

performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At June 30, 2026 and December 31, 2025, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At June 30, 2026 and December 31, 2025, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At June 30, 2026 and December 31, 2025, the Company had no outstanding interest rate swaps or options.

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

At June 30, 2026, the following notional amounts related to foreign currency derivative contracts were outstanding, which mature through June 2028:

(in millions)	Notional Amount*
Traded Currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
U.S. Dollar	614	$614
Mexican Peso	4,437	$253
Polish Zloty	613	$163
Euro	110	$125
Korean Won	263,411	$171
Hungarian Forint	14,703	$47
British Pound	42	$55
Swiss Franc	23	$29
Brazilian Real	211	$41

*Table above excludes non-significant traded currency with total notional amounts of less than $10 million U.S. Dollar equivalent as of June 30, 2026.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At June 30, 2026 and December 31, 2025, the following cross-currency swap contracts were outstanding and mature through August 2030:

	Cross-currency swaps
(in millions)	June 30, 2026	December 31, 2025
U.S. Dollar to Euro:
Fixed receiving notional	$1,450	$1,600
Fixed paying notional	€1,321	€1,454
U.S. Dollar to Chinese Renminbi:
Fixed receiving notional	$100	$—
Fixed paying notional	¥676	¥—
U.S. Dollar to Japanese Yen:
Fixed receiving notional	$150	$100
Fixed paying notional	¥20,663	¥12,724

During the six months ended June 30, 2026, the Company unwound $150 million of cross-currency swap contracts originally maturing in July 2027, resulting in a cash outflow of approximately $4 million. The corresponding loss is expected to remain in AOCI until the net investment is sold, completely liquidated or substantially liquidated. In addition, the Company executed a U.S. Dollar to Japanese Yen cross-currency swap contract of $50 million maturing in February 2030 and a U.S. Dollar to Chinese Renminbi cross-currency swap contract of $100 million maturing in March 2027.

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

Fair Value of Derivative Instruments in the Balance Sheet

At June 30, 2026 and December 31, 2025, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2026	December 31, 2025	Location	June 30, 2026	December 31, 2025
Foreign currency	Prepayments and other current assets	$26	$18	Other current liabilities	$10	$16
Foreign currency	Other non-current assets	$6	$4	Other non-current liabilities	$2	$3
Net investment hedges	Prepayments and other current assets	$—	$—	Other current liabilities	$6	$—
Net investment hedges	Other non-current assets	$25	$23	Other non-current liabilities	$53	$94
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$6	$—	Other current liabilities	$1	$—
Foreign currency	Other non-current assets	$1	$—	Other non-current liabilities	$1	$—

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gain (loss) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2026 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2026	December 31, 2025
Cash flow hedges:
Foreign currency	$21	$7	$18
Net investment hedges:
Cross-currency swaps	$(34)	$(71)	$—
Foreign currency-denominated debt	62	29	—
Total	$49	$(35)	$18

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below.

	Three Months Ended June 30, 2026
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,648	$2,927	$331	$(16)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$15
Gain (loss) reclassified from AOCI to income	$1	$6	$—	$—

	Six Months Ended June 30, 2026
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,181	$5,783	$659	$(16)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$23
Gain (loss) reclassified from AOCI to income	$1	$9	$—	$—

	Three Months Ended June 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,638	$2,998	$317	$93
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(10)
Gain (loss) reclassified from AOCI to income	$—	$(4)	$—	$—

	Six Months Ended June 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,153	$5,874	$632	$152
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(11)
Gain (loss) reclassified from AOCI to income	$—	$(6)	$(2)	$—

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2026	2025	2026	2025
Cross-currency swaps	$5	$(144)	$38	$(193)
Foreign currency-denominated debt	$13	$(88)	$32	$(134)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2026	2025	2026	2025
Cross-currency swaps	$6	$6	$12	$12
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

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2026	2025	2026	2025
Foreign currency	Selling, general and administrative expenses	$4	$(3)	$6	$(3)

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The Company expects to contribute a total of approximately $25 million into its defined benefit pension plans during 2026, of which $11 million has been contributed through the six months ended June 30, 2026. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2026		2025
Three Months Ended June 30,	US	Non-US	US	Non-US	2026	2025
Service cost	$—	$4	$—	$5	$—	$—
Interest cost	2	4	2	4	1	1
Expected return on plan assets	(2)	(4)	(2)	(4)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	1	1	1	—	—
Net periodic cost	$1	$5	$1	$6	$—	$—

	Pension benefits				Other postemployment benefits
(in millions)	2026		2025
Six Months Ended June 30,	US	Non-US	US	Non-US	2026	2025
Service cost	$—	$8	$—	$8	$—	$—
Interest cost	3	9	3	9	1	1
Expected return on plan assets	(3)	(9)	(3)	(8)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	2	2	2	2	—	—
Net periodic cost	$2	$10	$2	$11	$—	$—

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.
In August 2025, the Company executed an amendment to the plan document of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”) to terminate the plan effective October 31, 2025. The termination of the U.S. Pension Plan is expected to be completed during the year ending December 31, 2026. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. In July 2026, the Company paid $15 million of lump sum payments to eligible participants from plan assets. The Company expects to recognize an estimated non-cash settlement loss in the range of $70 million to $80 million during the year ending December 31, 2026 as a result of the termination of the U.S. Pension Plan. Ultimate settlement of the remaining benefit obligations is dependent upon market conditions at the time of settlement. At December 31, 2025, the projected benefit obligation of the U.S. Pension Plan exceeded the fair value of the plan’s assets by $4 million under U.S. GAAP.

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

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2026 and 2025, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, March 31, 2026	$3	$2,625	$(3,127)	$6,777	$(799)	$163	$5,642
Dividends declared ($0.17 per share*)	—	—	—	(34)	—	(2)	(36)
Issuance for executive stock plan, net of tax	—	9	—	—	—	—	9
Issuance of restricted stock, net of tax	—	7	—	—	—	—	7
Purchase of treasury stock	—	—	(101)	—	—	—	(101)
Net earnings	—	—	—	277	—	14	291
Other comprehensive loss	—	—	—	—	(16)	2	(14)
Balance, June 30, 2026	$3	$2,641	$(3,228)	$7,020	$(815)	$177	$5,798

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, March 31, 2025	$3	$2,621	$(2,488)	$6,545	$(961)	$170	$5,890
Dividends declared ($0.11 per share*)	—	—	—	(24)	—	(38)	(62)
Issuance for executive stock plan, net of tax	—	11	—	—	—	—	11
Issuance of restricted stock, net of tax	—	8	—	—	—	—	8
Purchase of treasury stock	—	—	(109)	—	—	—	(109)
Net earnings	—	—	—	224	—	8	232
Other comprehensive income	—	—	—	—	93	6	99
Balance, June 30, 2025	$3	$2,640	$(2,597)	$6,745	$(868)	$146	$6,069

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2025	$3	$2,676	$(3,008)	$6,570	$(799)	$172	$5,614
Dividends declared ($0.34 per share*)	—	—	—	(69)	—	(23)	(92)
Issuance for executive stock plan, net of tax	—	(15)	14	—	—	—	(1)
Issuance of restricted stock, net of tax	—	(20)	18	—	—	—	(2)
Purchase of treasury stock	—	—	(252)	—	—	—	(252)
Net earnings	—	—	—	519	—	27	546
Other comprehensive loss	—	—	—	—	(16)	1	(15)
Balance, June 30, 2026	$3	$2,641	$(3,228)	$7,020	$(815)	$177	$5,798

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2024	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.22 per share*)	—	—	—	(48)	—	(57)	(105)
Issuance for executive stock plan, net of tax	—	(10)	16	—	—	—	6
Issuance of restricted stock, net of tax	—	(24)	33	—	—	—	9
Purchase of treasury stock	—	—	(109)	—	—	—	(109)
Net earnings	—	—	—	381	—	22	403
Other comprehensive income	—	—	—	—	152	7	159
Balance, June 30, 2025	$3	$2,640	$(2,597)	$6,745	$(868)	$146	$6,069
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2026 and 2025.

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, March 31, 2026	$(702)	$12	$(109)	$(799)
Comprehensive income (loss) before reclassifications	(15)	15	3	3
Income taxes associated with comprehensive income (loss) before reclassifications	(11)	—	(1)	(12)
Reclassification from accumulated other comprehensive income (loss)	—	(7)	(1)	(8)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	1	1
Ending balance, June 30, 2026	$(728)	$20	$(107)	$(815)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, March 31, 2025	$(823)	$(6)	$(132)	$(961)
Comprehensive income (loss) before reclassifications	60	(10)	(4)	46
Income taxes associated with comprehensive income (loss) before reclassifications	43	—	2	45
Reclassification from accumulated other comprehensive income (loss)	—	4	(1)	3
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2025	$(720)	$(12)	$(136)	$(868)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2025	$(694)	$7	$(112)	$(799)
Comprehensive income (loss) before reclassifications	(18)	23	2	7
Income taxes associated with comprehensive income (loss) before reclassifications	(16)	—	(1)	(17)
Reclassification from accumulated other comprehensive income (loss)	—	(10)	3	(7)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	1	1
Ending balance, June 30, 2026	$(728)	$20	$(107)	$(815)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive income (loss) before reclassifications	95	(11)	(6)	78
Income taxes associated with comprehensive income (loss) before reclassifications	67	—	3	70
Reclassification from accumulated other comprehensive income (loss)	—	8	(3)	5
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2025	$(720)	$(12)	$(136)	$(868)

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

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expected to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. During the year ended December 31, 2025, the Company recorded a net charge of $40 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees. As of June 30, 2026, after giving effect to the Settlement Agreement and the $55 million received in total, the Company had assets related to these VAT refunds of approximately $23 million in Receivables, net in the Company’s Condensed Consolidated Balance Sheet, which is due no later than December 1, 2026.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 such sites as of both June 30, 2026 and December 31, 2025. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million and $6 million as of June 30, 2026 and December 31, 2025, respectively, included in Other current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2026, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of June 30, 2026.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.2 million and 1.3 million performance share units excluded from the computation of the diluted earnings for the three months ended June 30, 2026 and 2025, respectively. There were 1.2 million and 1.3 million performance share units excluded from the computation of the diluted earnings for the six months ended June 30, 2026 and 2025, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$277	$224	$519	$381
Weighted average shares of common stock outstanding	203.0	216.3	204.2	216.7
Basic earnings per share of common stock	$1.36	$1.04	$2.54	$1.76

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$277	$224	$519	$381
Weighted average shares of common stock outstanding	203.0	216.3	204.2	216.7
Effect of stock-based compensation	3.3	1.9	3.1	1.4
Weighted average shares of common stock outstanding including dilutive shares	206.3	218.2	207.3	218.1
Diluted earnings per share of common stock	$1.34	$1.03	$2.50	$1.75

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Three Months Ended June 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$1,440	$1,450	$658	$100	$—	$3,648
Net sales - inter-segment	2	5	7	—	(14)	—
Net sales	$1,442	$1,455	$665	$100	$(14)	$3,648

Cost of sales	1,137	1,134	586	84
Selling, general and administrative expenses - R&D, net	48	32	82	9
Selling, general and administrative expenses - Other	32	11	25	9
Other segment items[1]	—	1	1	—

Segment Adjusted Operating Income (Loss)	$225	$277	$(29)	$(2)

	Six Months Ended June 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$2,872	$2,868	$1,239	$202	$—	$7,181
Net sales - inter-segment	3	9	13	—	(25)	—
Net sales	$2,875	$2,877	$1,252	$202	$(25)	$7,181

Cost of sales	2,283	2,253	1,099	172
Selling, general and administrative expenses - R&D, net	91	65	172	18
Selling, general and administrative expenses - Other	62	22	49	16
Other segment items[1]	—	—	(3)	—

Segment Adjusted Operating Income (Loss)	$439	$537	$(65)	$(4)

	Three Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$1,480	$1,424	$575	$159	$—	$3,638
Net sales - inter-segment	1	5	6	—	(12)	—
Net sales	$1,481	$1,429	$581	$159	$(12)	$3,638

Cost of sales	1,181	1,129	510	151
Selling, general and administrative expenses - R&D, net	44	32	93	10
Selling, general and administrative expenses - Other	28	8	15	9
Other segment items[1]	1	—	(4)	1

Segment Adjusted Operating Income (Loss)	$227	$260	$(33)	$(12)

	Six Months Ended June 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$2,934	$2,780	$1,130	$309	$—	$7,153
Net sales - inter-segment	1	10	12	—	(23)	—
Net sales	$2,935	$2,790	$1,142	$309	$(23)	$7,153

Cost of sales	2,332	2,208	1,002	301
Selling, general and administrative expenses - R&D, net	85	61	192	21
Selling, general and administrative expenses - Other	55	18	29	20
Other segment items[1]	1	—	(5)	1

Segment Adjusted Operating Income (Loss)	$462	$503	$(76)	$(34)
_______________

[1] Other segment items include other income and expenses to derive Segment Adjusted Operating Income (Loss).

Segment Adjusted Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Turbos & Thermal Technologies	$225	$227	$439	$462
Drivetrain & Morse Systems	277	260	537	503
PowerDrive Systems	(29)	(33)	(65)	(76)
Battery Energy Systems	(2)	(12)	(4)	(34)
Segment Adjusted Operating Income	471	442	907	855
Corporate, including stock-based compensation	58	69	122	130
Restructuring expense (Note 5)	21	17	39	48
Intangible asset amortization expense	14	16	30	33
Accelerated depreciation[1]	7	21	9	21
Adjustments associated with Spin-Off related balances[2]	(1)	2	1	(1)
Impairment charges	—	3	—	42
Write-off of customer incentive asset	—	7	—	7
Costs to exit charging business (Note 3)	—	6	—	32
Chief Executive Officer ("CEO") transition compensation[2]	—	6	—	6
Loss on sale of assets[2]	—	5	—	5
Loss on sale of businesses	—	—	—	1
Merger and acquisition expense, net[2]	—	—	(2)	2
Other non-comparable items	2	1	2	3
Equity in affiliates’ earnings, net of tax	(10)	(8)	(16)	(18)
Unrealized gain on equity securities	(4)	(1)	(3)	(1)
Interest expense, net	10	12	21	24
Other postretirement expense	2	2	4	5
Earnings before income taxes and noncontrolling interest	$372	$284	$700	$516
_______________

[1] Accelerated depreciation represents charges related to property, plant and equipment that were decommissioned or are in the process of being decommissioned.
[2] Refer to Note 7, “Other Operating (Income) Expense, Net,” to the Condensed Consolidated Financial Statements for more information.

Segment information

	Depreciation and amortization		Long-lived asset expenditures[1]		Total assets
(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	June 30, 2026	December 31, 2025
Turbos & Thermal Technologies	$39	$42	$46	$28	$3,861	$3,743
Drivetrain & Morse Systems	46	70	27	17	3,806	3,795
PowerDrive Systems	51	45	20	24	3,254	3,163
Battery Energy Systems	6	15	1	4	428	460
Total	142	172	94	73	11,349	11,161
Corporate[2]	7	7	2	4	2,585	2,608
Consolidated	$149	$179	$96	$77	$13,934	$13,769

	Depreciation and amortization		Long-lived asset expenditures[1]
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Turbos & Thermal Technologies	$79	$82	$104	$69
Drivetrain & Morse Systems	92	119	56	41
PowerDrive Systems	97	88	72	68
Battery Energy Systems	12	31	3	12
Total	280	320	235	190
Corporate	14	14	4	6
Consolidated	$294	$334	$239	$196
_______________

[1] Long-lived asset expenditures include capital expenditures, excluding customer advances, and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net earnings	$546	$403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	264	301
Intangible asset amortization	30	33
Restructuring expense, net of cash paid	11	23
Stock-based compensation expense	26	33
Impairment charges	—	42
Costs to exit charging business	—	32
Loss on sale of assets	—	5
Loss on sale of businesses	—	1
Deferred income tax benefit	(32)	(40)
Unrealized gain on equity securities	(3)	(1)
Other non-cash adjustments	(2)	—
Adjustments to reconcile net earnings to net cash provided by operating activities	294	429
Retirement plan contributions	(11)	(13)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(118)	(201)
Inventories	(43)	96
Prepayments and other current assets	(43)	7
Accounts payable and accrued expenses	97	(91)
Prepaid taxes and income taxes payable	(5)	(29)
Other assets and liabilities	21	60
Net cash provided by operating activities	$738	$661

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$54	$61
Income taxes, net of refunds	$190	$188

	Balance as of:
Non-cash investing transactions:	June 30, 2026	December 31, 2025
Period end accounts payable related to property, plant and equipment purchases	$83	$116

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the three months ended June 30, 2026 and 2025, the Company’s revenue from eProducts, which include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs, was approximately $663 million and $658 million, respectively, or 18% of the Company’s total revenue. During the six months ended June 30, 2026 and 2025, the Company’s eProduct revenue was approximately $1,260 million and $1,295 million, respectively, or 18% and of its total revenue.

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, Inc. (“PHINIA”), seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expected to receive from governmental agencies as well as damages and interest. On October 15, 2025, the Company entered into a settlement agreement with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million. As of June 30, 2026, the Company had assets related to these VAT refunds of approximately $23 million in Receivables, net in the Company’s Condensed Consolidated Balance Sheet, which is due no later than December 1, 2026. Refer to Part 1, Item 1 of this report for more information.

Portfolio Actions

In February 2025, the Company made the decision to exit its charging business within the reportable segment formerly called Battery & Charging Systems. Production operations ceased during the second quarter of 2025. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments. This action was expected to create a more focused portfolio and eliminate approximately $30 million of annualized adjusted operating losses by the end of 2026. In the first quarter of 2026, as a result of the aforementioned disposition, this reportable segment was renamed Battery Energy Systems. The name change reflects the segment’s revised focus after the divestiture. The change did not impact the composition of the segment or require recasting of prior period segment results. Prior periods continue to be presented as previously reported. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

In February 2025, the Company also made the decision to consolidate its North American battery systems business, which is expected to align the business’ cost structure to current market dynamics. This action was expected to result in annual cost savings of approximately $20 million by the end of 2026.

Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production is cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition of, termination or invalidation of or other changes in tariffs (including retaliatory tariffs), or the commencement or termination of consumer tax incentives, such as EV tax credits and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on the Company’s sales. The weighted average market production, as estimated by the Company for the six months ended June 30, 2026, was down approximately 1% from the six months ended June 30, 2025. Weighted average market production reflects light vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Tariff Refund Recovery. The Company continues to actively pursue the refund recovery of certain tariffs paid to the U.S. government, which were levied under the International Emergency Economic Powers Act and subsequently invalidated by the U.S. Supreme Court on February 20, 2026. Following this ruling, the Company has submitted, and expects to continue to submit, tariff recovery claims through the U.S. Customs and Border Protection (“CBP”) portal. While the Company has begun to receive, and may continue to receive, refunds of such tariffs, the ultimate recoverability, timing and amount of any such refund amounts remain uncertain and subject to CBP review and further legal, regulatory and administrative developments. As a result, the Company has not recognized a refund receivable as of June 30, 2026, as there remains significant uncertainty regarding the availability, amount and timing of such refunds. The Company will continue to monitor the refund process for further developments.

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

Outlook

The Company expects global industry production to be flat to down 3% year-over-year in 2026. In particular, the Company expects a negative sales impact from declining sales in the Company’s Battery Energy Systems reportable segment. As a result, at the mid-point of its outlook, the Company expects total sales in 2026 to decline year-over-year, excluding the impact of foreign currencies.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including adoption of product offerings for electrified vehicles and increasingly stringent global emissions standards that support demand for the Company’s products that drive vehicle efficiency as well as power generation industrial solutions growth. The Company expects its power generation industrial solutions sales to be approximately $300 million in 2027.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

The following table presents a summary of our operating results:

	Three Months Ended June 30,
(in millions, except per share data)	2026		2025
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,442	39.5%	$1,481	40.7%
Drivetrain & Morse Systems	1,455	39.9	1,429	39.3
PowerDrive Systems	665	18.2	581	16.0
Battery Energy Systems	100	2.7	159	4.4
Inter-segment eliminations	(14)	(0.3)	(12)	(0.3)
Total net sales	3,648	100.0	3,638	100.0
Cost of sales	2,927	80.2	2,998	82.4
Gross profit	721	19.8	640	17.6
Selling, general and administrative expenses - R&D, net	176	4.8	182	5.0
Selling, general and administrative expenses - Other	155	4.3	135	3.7
Restructuring expense	21	0.6	17	0.5
Other operating (income) expense, net	(1)	—	14	0.4
Impairment charges	—	—	3	0.1
Operating income	370	10.1	289	7.9
Equity in affiliates’ earnings, net of tax	(10)	(0.3)	(8)	(0.2)
Unrealized gain on equity securities	(4)	(0.1)	(1)	—
Interest expense, net	10	0.3	12	0.3
Other postretirement expense	2	—	2	0.1
Earnings before income taxes and noncontrolling interest	372	10.2	284	7.8
Provision for income taxes	81	2.2	52	1.4
Net earnings	291	8.0	232	6.4
Net earnings attributable to noncontrolling interest	14	0.4	8	0.2
Net earnings attributable to BorgWarner Inc.	$277	7.6%	$224	6.2%
Earnings per share — diluted	$1.34		$1.03

Net sales
Net sales for the three months ended June 30, 2026 totaled $3,648 million, an increase of $10 million, which was relatively flat compared to the three months ended June 30, 2025. The change in net sales for the three months ended June 30, 2026 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $54 million, primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar.
•Customer recoveries relating to tariffs increased sales by approximately $11 million.
•Unfavorable volume, mix and net new business decreased sales by approximately $55 million, primarily due to a decrease of approximately 1% in the weighted average market production as estimated by the Company and a decrease in the Battery Energy Systems reportable segment.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,927 million and 80.2%, respectively, during the three months ended June 30, 2026, compared to $2,998 million and 82.4%, respectively, during the three months ended June 30, 2025. The change in cost of sales for the three months ended June 30, 2026 was primarily driven by the following:

•Purchasing savings and unfavorable volume, mix and net new business, decreased cost of sales by approximately $85 million.
•Cost of sales also decreased by restructuring savings and reduced depreciation.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $44 million, primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar.

Gross profit and gross margin were $721 million and 19.8%, respectively, during the three months ended June 30, 2026, compared to $640 million and 17.6%, respectively, during the three months ended June 30, 2025. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended June 30, 2026 was $331 million as compared to $317 million for the three months ended June 30, 2025. SG&A as a percentage of net sales was 9.1% and 8.7% for the three months ended June 30, 2026 and 2025, respectively. The change in SG&A was primarily due to fluctuations in foreign currencies resulting in an unfavorable impact of approximately $17 million, which was partially offset by changes in R&D costs of $6 million.

Restructuring expense was $21 million and $17 million for the three months ended June 30, 2026 and 2025, respectively, related to employee termination benefits primarily for individually approved restructuring actions. Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other operating (income) expense, net was $1 million of income and $14 million of expense for the three months ended June 30, 2026 and 2025, respectively. The change in Other operating (income) expense, net was primarily due to:

•During the three months ended June 30, 2025, the Company recorded charges of $6 million related to duplicative compensation, a loss of $5 million related to the sale of equipment from a closed facility in North America and charges of $4 million related to the exit of its charging business within its Battery Energy Systems reportable segment, which were not recurring in the three months ended June 30, 2026. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Other operating (income) expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $10 million and $8 million for the three months ended June 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $10 million and $12 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense, net was relatively flat for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Provision for income taxes was $81 million for the three months ended June 30, 2026, resulting in an effective rate of 22%. This is compared to $52 million, or an effective rate of 18%, for the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company’s effective tax rate was consistent with the Company’s estimated annual effective tax rate. During the three months ended June 30, 2025, the Company recorded a discrete tax benefit of $6 million related to various changes in filing positions for prior years and a discrete tax benefit of $3 million related to the exit of the charging business.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

The following table presents a summary of our operating results:

	Six Months Ended June 30,
(in millions, except per share data)	2026		2025
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$2,875	40.0%	$2,935	41.0%
Drivetrain & Morse Systems	2,877	40.1	2,790	39.0
PowerDrive Systems	1,252	17.4	1,142	16.0
Battery Energy Systems	202	2.8	309	4.3
Inter-segment eliminations	(25)	(0.3)	(23)	(0.3)
Total net sales	7,181	100.0	7,153	100.0
Cost of sales	5,783	80.5	5,874	82.1
Gross profit	1,398	19.5	1,279	17.9
Selling, general and administrative expenses - R&D, net	353	4.9	364	5.1
Selling, general and administrative expenses - Other	306	4.3	268	3.7
Restructuring expense	39	0.5	48	0.7
Other operating (income) expense, net	(6)	—	31	0.4
Impairment charges	—	—	42	0.6
Operating income	706	9.8	526	7.4
Equity in affiliates’ earnings, net of tax	(16)	(0.2)	(18)	(0.3)
Unrealized gain on equity securities	(3)	—	(1)	—
Interest expense, net	21	0.3	24	0.3
Other postretirement expense	4	—	5	0.1
Earnings before income taxes and noncontrolling interest	700	9.7	516	7.2
Provision for income taxes	154	2.1	113	1.6
Net earnings	546	7.6	403	5.6
Net earnings attributable to noncontrolling interest	27	0.4	22	0.3
Net earnings attributable to BorgWarner Inc.	$519	7.2%	$381	5.3%
Earnings per share — diluted	$2.50		$1.75

Net sales
Net sales for the six months ended June 30, 2026 totaled $7,181 million, an increase of $28 million, which was relatively flat compared to the six months ended June 30, 2025. The change in net sales for the six months ended June 30, 2026 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $221 million, primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar.
•Customer recoveries relating to tariffs increased sales by approximately $43 million.
•Unfavorable volume, mix and net new business decreased sales by approximately $236 million primarily due to a decrease of approximately 1% in the weighted average market production as estimated by the Company and a decrease in the Battery Energy Systems reportable segment.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $5,783 million and 80.5%, respectively, during the six months ended June 30, 2026, compared to $5,874 million and 82.1%, respectively, during the six months ended June 30, 2025. The change in cost of sales for the six months ended June 30, 2026 was primarily driven by the following:

•Purchasing savings and unfavorable volume, mix and net new business decreased cost of sales by approximately $233 million.
•Cost of sales also decreased by restructuring savings, manufacturing efficiencies and reduced depreciation.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $182 million, primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar.
•Tariff expense increased cost of sales by approximately $29 million.

Gross profit and gross margin were $1,398 million and 19.5%, respectively, during the six months ended June 30, 2026, compared to $1,279 million and 17.9%, respectively, during the six months ended June 30, 2025. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the six months ended June 30, 2026 was $659 million as compared to $632 million for the six months ended June 30, 2025. SG&A as a percentage of net sales was 9.2% and 8.8% for the six months ended June 30, 2026 and 2025, respectively. The change in SG&A was primarily due to fluctuations in foreign currencies resulting in an unfavorable impact of approximately $29 million, which was partially offset by changes in R&D costs of $10 million.

Restructuring expense was $39 million and $48 million for the six months ended June 30, 2026 and 2025, respectively, primarily related to employee termination benefits for individually approved restructuring actions. Nearly all of the restructuring charges are expected to be cash expenditures. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other operating (income) expense, net was $6 million of income and $31 million of expense for the six months ended June 30, 2026 and 2025, respectively. The change in Other operating (income) expense, net was primarily due to:

•During the six months ended June 30, 2026, the Company recorded $6 million of income comprised of individually insignificant items.
•During the six months ended June 30, 2025, the Company recorded charges of $23 million related to the exit of its charging business within the Battery Energy Systems reportable segment, charges of $6 million related to duplicative compensation and a loss of $5 million related to the sale of equipment from a closed facility in North America, which were not recurring in the six months ended June 30, 2026. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.
Other operating (income) expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Impairment charges were $42 million for the six months ended June 30, 2025. The Company recorded impairments of intangible assets, goodwill and fixed assets related to the planned exit of its charging business and the consolidation of the Company’s North American battery systems business footprint within the Battery Energy Systems reportable segment.

Equity in affiliates’ earnings, net of tax was $16 million and $18 million the six months ended June 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense, net was $21 million and $24 million for the six months ended June 30, 2026 and 2025, respectively. Interest expense, net was relatively flat for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Provision for income taxes was $154 million and $113 million for the six months ended June 30, 2026 and 2025, respectively, resulting in an effective rate of 22% for the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, the Company's effective tax rate was consistent with the Company’s estimated annual effective tax rate. During the six months ended June 30, 2025, the Company recorded a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of $6 million related to the exit of the charging business and a discrete tax benefit of $4 million related to various changes in filing positions for prior years.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.34 and $1.03 for the three months ended June 30, 2026 and 2025, respectively and $2.50 and $1.75 for the six months ended June 30, 2026 and 2025, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-comparable items:	2026	2025	2026	2025
Restructuring expense	$(0.07)	$(0.06)	$(0.13)	$(0.17)
Accelerated depreciation	(0.03)	(0.08)	(0.03)	(0.08)
Adjustments associated with Spin-Off related balances	—	(0.01)	(0.01)	0.01
Impairment charges	—	(0.01)	—	(0.16)
Write-off of customer incentive asset	—	(0.03)	—	(0.03)
Costs to exit charging business	—	(0.02)	—	(0.13)
Chief Executive Officer ("CEO") transition compensation	—	(0.03)	—	(0.03)
Loss on sale of assets	—	(0.02)	—	(0.02)
Merger and acquisition expense, net	—	—	0.01	(0.01)
Unrealized gain on equity securities	0.02	—	0.01	—
Tax adjustments	0.01	0.08	—	0.06
Other non-comparable items	(0.01)	—	(0.01)	(0.01)
Total impact of non-comparable items per share - diluted	$(0.08)	$(0.18)	$(0.16)	$(0.57)

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,442	$225	15.6%	$1,481	$227	15.3%
Drivetrain & Morse Systems	1,455	277	19.0%	1,429	260	18.2%
PowerDrive Systems	665	(29)	(4.4)%	581	(33)	(5.7)%
Battery Energy Systems	100	(2)	(2.0)%	159	(12)	(7.5)%
Inter-segment eliminations	(14)	—		(12)	—
Totals for reportable segments	$3,648	$471		$3,638	$442

The Turbos & Thermal Technologies segment’s net sales decreased $39 million, or 3%, and Segment Adjusted Operating Income decreased $2 million from the three months ended June 30, 2025. Unfavorable volume, mix and net new business resulted in a decrease in net sales of approximately $66 million due to lower sales in Europe. This was partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $24 million due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar, and $3 million of customer recoveries relating to tariffs. Segment Adjusted Operating margin was 15.6% for the three months ended June 30, 2026, compared to 15.3% during the three months ended June 30, 2025. The Segment Adjusted Operating margin increased due to supply chain savings and other cost actions, partially offset by lower sales.

The Drivetrain & Morse Systems segment’s net sales increased $26 million, or 2%, and Segment Adjusted Operating Income increased $17 million from the three months ended June 30, 2025. Foreign currencies resulted in a year-over-year increase in net sales of approximately $11 million due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. Favorable volume, mix and net new business increased net sales by approximately $10 million due to strong volumes in North America partially offset by lower volumes in China and broader Asia. Additionally, customer recoveries relating to tariffs increased net sales by approximately $5 million. Segment Adjusted Operating margin was 19.0% for the three months ended June 30, 2026, compared to 18.2% during the three months ended June 30, 2025. The Segment Adjusted Operating margin increased primarily due to manufacturing efficiencies, supply chain savings and lower net tariff expenses.

The PowerDrive Systems segment’s net sales increased $84 million, or 14%, and Segment Adjusted Operating Loss decreased $4 million from the three months ended June 30, 2025. Favorable volume, mix and net new business increased net sales by approximately $67 million due to higher sales in Europe and customer recoveries. Additionally, foreign currencies resulted in a year-over-year increase in net sales of approximately $16 million due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. Segment

Adjusted Operating margin was (4.4)% for the three months ended June 30, 2026, compared to (5.7)% during the three months ended June 30, 2025. The Segment Adjusted Operating margin loss decreased primarily due to customer recoveries and restructuring savings, partially offset by higher manufacturing costs.

The Battery Energy Systems segment’s net sales decreased $59 million, or 37%, and Segment Adjusted Operating Loss decreased $10 million from the three months ended June 30, 2025. Unfavorable volume, mix and net new business decreased net sales by approximately $64 million primarily due to lower battery pack sales. This decrease was partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $3 million due to a strengthening of the Euro, relative to the U.S. Dollar. Segment Adjusted Operating margin was (2.0)% for the three months ended June 30, 2026, compared to (7.5)% during the three months ended June 30, 2025. The Segment Adjusted Operating margin loss decreased primarily due to the exit of the charging business and restructuring savings.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$2,875	$439	15.3%	$2,935	$462	15.7%
Drivetrain & Morse Systems	2,877	537	18.7%	2,790	503	18.0%
PowerDrive Systems	1,252	(65)	(5.2)%	1,142	(76)	(6.7)%
Battery Energy Systems	202	(4)	(2.0)%	309	(34)	(11.0)%
Inter-segment eliminations	(25)	—		(23)	—
Totals for reportable segments	$7,181	$907		$7,153	$855

The Turbos & Thermal Technologies segment’s net sales decreased $60 million, or 2%, and Segment Adjusted Operating Income decreased $23 million from the six months ended June 30, 2025. Unfavorable volume, mix and net new business resulted in a decrease in net sales by approximately $181 million due to lower sales in Europe. This was partially offset by the impact of foreign currencies of approximately $105 million due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S Dollar, and $16 million of customer recoveries relating to tariffs. Segment Adjusted Operating margin was 15.3% for the six months ended June 30, 2026, compared to 15.7% during the six months ended June 30, 2025. The Segment Adjusted Operating margin decreased due to lower sales, partially offset by supply chain savings and other cost actions.

The Drivetrain & Morse Systems segment’s net sales increased $87 million, or 3%, and Segment Adjusted Operating Income increased $34 million from the six months ended June 30, 2025. Foreign currencies resulted in a year-over-year increase in net sales of approximately $60 million primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. Customer recoveries relating to tariffs increased net sales by approximately $22 million. Favorable volume, mix and net new business increased net sales by approximately $5 million due to strong volumes in North America partially offset by lower volumes in China and broader Asia. Segment Adjusted Operating margin was 18.7% for the six months ended June 30, 2026, compared to 18.0% during the six months ended June 30, 2025. The Segment Adjusted Operating margin increased primarily due to manufacturing efficiencies, supply chain savings and lower net tariff expenses.

The PowerDrive Systems segment’s net sales increased $110 million, or 10%, and Segment Adjusted Operating Loss decreased $11 million from the six months ended June 30, 2025. Favorable volume, mix and net new business increased net sales by approximately $62 million due to higher sales in Europe and customer recoveries, partially offset by lower volumes in China. Additionally, foreign currencies resulted in a year-over-year increase in net sales of approximately $47 million primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. Segment Adjusted Operating margin was (5.2)% for the six months ended June 30, 2026, compared to (6.7)% during the six months ended June 30, 2025. The Segment Adjusted Operating margin loss decreased primarily due to customer recoveries and restructuring and supply chain savings, partially offset by launch- related costs and higher manufacturing costs.

The Battery Energy Systems segment’s net sales decreased $107 million, or 35%, and Segment Adjusted Operating Loss decreased $30 million from the six months ended June 30, 2025. Unfavorable volume, mix and net new business decreased net sales by approximately $120 million primarily due to lower battery pack sales. This decrease was partially offset by the impact of foreign currencies of approximately $9 million due to a strengthening of the Euro relative to the U.S. Dollar. Segment Adjusted Operating margin was (2.0)% for the six months ended June 30, 2026, compared to (11.0)% during the six months ended June 30, 2025. The Segment Adjusted Operating margin loss decreased primarily due to the exit of the charging business and restructuring savings.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the undrawn portion of its multi-currency revolving credit agreement. As of June 30, 2026, the Company had liquidity of $4.4 billion, comprised of cash and cash equivalent balances of $2.4 billion and an undrawn multi-currency revolving credit facility of $2.0 billion.

As of June 30, 2026, the Company was in full compliance with its covenants under the revolving credit facility and had full access to the undrawn amount under the revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants under the revolving credit facility through at least the next 12 months.

The Company’s $2.0 billion multi-currency revolving credit facility includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) ratio. The Company was in compliance with the financial covenant at June 30, 2026. At June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under this facility.

As of June 30, 2026, cash balances of $1.4 billion were held by the Company’s subsidiaries outside of the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2026 and December 31, 2025.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition, the Company’s universal shelf registration statement filed with the U.S. Securities and Exchange Commission provides the Company with the ability to issue various debt and equity securities subject to market conditions.

On each of February 5, 2026, April 29, 2026 and July 30, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividends declared in the first quarter and second quarter were paid on March 16, 2026, and June 15, 2026, respectively. The dividend declared in the third quarter will be paid on September 15, 2026.

From a credit quality perspective, the Company has a Baa1 from Moody’s and BBB+ from Fitch Ratings and Standard & Poor’s. The current outlook from each of Standard & Poor’s, Moody’s and Fitch Ratings is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Six Months Ended June 30,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net earnings	$546	$403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	264	301
Intangible asset amortization	30	33
Restructuring expense, net of cash paid	11	23
Stock-based compensation expense	26	33
Loss on sale of assets	—	5
Loss on sale of businesses	—	1
Impairment charges	—	42
Costs to exit charging business	—	32
Deferred income tax benefit	(32)	(40)
Unrealized gain on equity securities	(3)	(1)
Other non-cash adjustments	(2)	—
Adjustments to reconcile net earnings to net cash provided by operating activities	294	429
Retirement plan contributions	(11)	(13)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(118)	(201)
Inventories	(43)	96
Accounts payable and accrued expenses	97	(91)
Other assets and liabilities	(27)	38
Net cash provided by operating activities	$738	$661

Net cash provided by operating activities was $738 million during the six months ended June 30, 2026 compared to $661 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 was primarily due to stronger accounts receivable and payable performance.

Investing Activities

	Six Months Ended June 30,
(in millions)	2026	2025
INVESTING ACTIVITIES
Capital expenditures, including tooling outlays	$(239)	$(196)
Customer advances related to capital expenditures	6	7
Proceeds from settlement of net investment hedges, net	9	8
Payments for investments in equity securities	(2)	—
Proceeds from the sale of business, net	—	7
Proceeds from asset disposals and other, net	1	16
Net cash used in investing activities	$(225)	$(158)

Net cash used in investing activities was $225 million during the six months ended June 30, 2026 compared to $158 million during the six months ended June 30, 2025. As a percentage of sales, capital expenditures, net of customer advances, were 3.2% and 2.6% for the six months ended June 30, 2026 and 2025, respectively. The year-over-year increase in capital expenditures was primarily driven by higher eProduct and power generation industrial solutions investments.

Financing Activities

	Six Months Ended June 30,
(in millions)	2026	2025
FINANCING ACTIVITIES
Payments of notes payable	$—	$(5)
Repayments of debt, including current portion	(3)	(403)
Payments for purchase of treasury stock	(250)	(108)
Payments for excise tax on purchase of treasury stock	(5)	—
Payments for stock-based compensation items	(28)	(18)
Payment for business acquired, net of cash acquired	(3)	—
Payments for contingent consideration	—	(4)
Dividends paid to BorgWarner stockholders	(69)	(48)
Dividends paid to noncontrolling stockholders	(10)	(20)
Net cash used in financing activities	$(368)	$(606)

Net cash used in financing activities was $368 million during the six months ended June 30, 2026 compared to $606 million during the six months ended June 30, 2025. Net cash used in financing activities during the six months ended June 30, 2026 was primarily related to $250 million of BorgWarner share repurchases and $69 million in dividends paid to the Company’s stockholders. Net cash used in financing activities during the six months ended June 30, 2025, was primarily related to $403 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025, $108 million of BorgWarner share repurchases and $48 million in dividends paid to the Company’s stockholders.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Hungarian Forint, Korean Won, Mexican Peso, Polish Zloty and Swiss Franc. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of June 30, 2026 and December 31, 2025, the Company recorded a deferred gain of $49 million and a deferred loss of $35 million, respectively, before taxes, for designated cash flow and net investment hedges within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheet in Part 1, Item 1 of this report.

The significant foreign currency translation adjustments, including the impact of the net investment hedges discussed above and excluding the impact of tax, during the three and six months ended June 30, 2026 and 2025, are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Chinese Renminbi	2%	$17	3%	$34
Euro	(1)%	$(19)	(3)%	$(22)
Korean Won	(2)%	$(6)	(7)%	$(20)
Japanese Yen	(1)%	$(1)	(4)%	$(7)

(in millions, except for percentages)	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Euro	8%	$23	13%	$51
Korean Won	9%	$23	9%	$23
Chinese Renminbi	1%	$16	2%	$23
British Pound	6%	$12	10%	$18

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

Item 1A. Risk Factors

During the six months ended June 30, 2026, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In July 2025, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous authorization. By its terms, this share repurchase authorization was set to expire on December 31, 2028. As of June 30, 2026, the Company had repurchased $650 million of common stock under this authorization, excluding any related fees and taxes. In July 2026, the Company’s Board of Directors authorized an additional $1 billion to purchase shares of the Company’s common stock bringing the total remaining authorization to $1.35 billion. The share repurchase authorization was also extended one year and now expires on December 31, 2029. Shares purchased under this new authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2026 - April 30, 2026
Common Stock Repurchase Program	—	$—	—	$450
Employee transactions	1,349	$52.96	—
May 1, 2026 - May 31, 2026
Common Stock Repurchase Program	1,524,365	$65.60	1,524,365	$350
Employee transactions	723	$66.35	—
June 1, 2026 - June 30, 2026
Common Stock Repurchase Program	—	$—	—	$350
Employee transactions	1,102	$65.89	—

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
*Filed or furnished herewith.
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

Date: August 5, 2026