Form 10-Q
period 2026-09-30
BORGWARNER INC
filed 2026-10-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 23, 2026, the registrant had 200,814,060 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, including the anticipated benefits of cost control and restructuring initiatives, and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

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

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies and Estimates,” in our most recently-filed Form 10-K are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. Risks not currently known to us or that we currently believe are immaterial may also impair our business, operations, liquidity, financial condition and prospects.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Cash, cash equivalents and restricted cash	$1,583	$2,313
Receivables, net	3,075	2,962
Inventories	1,299	1,207
Prepayments and other current assets	390	313
Total current assets	6,347	6,795

Property, plant and equipment, net	3,229	3,330
Investments and long-term receivables	356	357
Goodwill	2,038	2,055
Other intangible assets, net	356	394
Other non-current assets	890	838
Total assets	$13,216	$13,769

LIABILITIES AND EQUITY
Short-term debt	$1,106	$5
Accounts payable	2,137	1,996
Other current liabilities	1,255	1,281
Total current liabilities	4,498	3,282

Long-term debt	1,901	3,894
Retirement-related liabilities	132	128
Other non-current liabilities	819	851
Total liabilities	7,350	8,155

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,654	2,676
Retained earnings	7,206	6,570
Accumulated other comprehensive income (loss)	(781)	(799)
Common stock held in treasury, at cost	(3,411)	(3,008)
Total BorgWarner Inc. stockholders’ equity	5,671	5,442
Noncontrolling interest	195	172
Total equity	5,866	5,614
Total liabilities and equity	$13,216	$13,769

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$3,487	$3,591	$10,668	$10,744
Cost of sales	2,825	2,927	8,608	8,801
Gross profit	662	664	2,060	1,943

Selling, general and administrative expenses	310	341	969	973
Restructuring expense	50	23	89	71
Other operating expense (income), net	—	52	(6)	83
Impairment charges	—	—	—	42
Operating income	302	248	1,008	774

Equity in affiliates’ (earnings) loss, net of tax	(10)	(11)	(26)	(29)
Unrealized (gain) loss on equity securities	(4)	(1)	(7)	(2)
Interest expense (income), net	6	9	27	33
Other postretirement expense (income)	12	3	16	8
Earnings before income taxes and noncontrolling interest	298	248	998	764

Provision for income taxes	65	75	219	188
Net earnings	233	173	779	576
Net earnings attributable to noncontrolling interest	12	15	39	37
Net earnings attributable to BorgWarner Inc.	$221	$158	$740	$539

Earnings per share attributable to BorgWarner Inc. — basic	$1.10	$0.74	$3.64	$2.50

Earnings per share attributable to BorgWarner Inc. — diluted	$1.08	$0.73	$3.59	$2.48

Weighted average shares outstanding:
Basic	201.4	213.7	203.2	215.7
Diluted	204.6	216.5	206.4	217.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net earnings attributable to BorgWarner Inc.	$221	$158	$740	$539

Other comprehensive income (loss)
Foreign currency translation adjustments[1]	41	12	7	174
Cash flow hedges[1]	(21)	12	(8)	9
Postretirement defined benefit plans[1]	14	6	19	(1)
Total other comprehensive income (loss) attributable to BorgWarner Inc.	34	30	18	182

Comprehensive income (loss) attributable to BorgWarner Inc.[1]	255	188	758	721

Net earnings attributable to noncontrolling interest	12	15	39	37
Other comprehensive income (loss) attributable to noncontrolling interest[1]	9	(1)	10	6
Comprehensive income (loss)	$276	$202	$807	$764
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net cash provided by operating activities (see Note 23)	$1,058	$1,029
INVESTING ACTIVITIES
Capital expenditures, including tooling outlays	(364)	(307)
Customer advances related to capital expenditures	6	16
Insurance proceeds received for damage to property, plant and equipment	—	4
Proceeds from settlement of net investment hedges, net	18	18
Payments for investments in equity securities	(2)	—
Proceeds from the sale of business, net	—	7
Proceeds from asset disposals and other, net	2	16
Net cash used in investing activities	(340)	(246)
FINANCING ACTIVITIES
Payments of notes payable	—	(5)
Additions to debt	3	—
Repayments of debt, including current portion	(864)	(406)
Payments for purchase of treasury stock	(425)	(210)
Payments for excise tax on purchase of treasury stock	(5)	—
Payments for stock-based compensation items	(34)	(22)
Payment for business acquired, net of cash acquired	(3)	—
Payments for contingent consideration	(1)	(4)
Dividends paid to BorgWarner stockholders	(104)	(84)
Dividends paid to noncontrolling stockholders	(13)	(22)
Net cash used in financing activities	(1,446)	(753)
Effect of exchange rate changes on cash	(2)	48
Net (decrease) increase in cash, cash equivalents and restricted cash	(730)	78
Cash and cash equivalents at beginning of year	2,313	2,094
Cash, cash equivalents and restricted cash at end of period	$1,583	$2,172

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The standard provides entities with a practical expedient and accounting policy election when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under FASB Accounting Standards Codification Topic 606, “Revenue From Contracts With Customers”, including assets acquired in business combinations. This guidance is effective for annual reporting periods beginning after December 15, 2025 including interim reporting periods within those annual reporting periods. The Company adopted this guidance prospectively and elected to apply the practical expedient for current accounts receivable and current contract assets. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2026.

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

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition was expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥287 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥19 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price during the year ended December 31, 2023 and ¥25 million ($4 million) during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded a post-closing adjustment of ¥6 million ($1 million) following the review of final closing payment details. The remaining ¥20 million ($3 million) of base purchase price was recorded in Other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2025. In January 2026, the negotiations of the remaining ¥20 million ($3 million) of base purchase price were completed, and the Company made the final payment. In accordance with ASC Topic 230, the payment made in 2026 was classified as financing activities in the Condensed Consolidated Statement of Cash Flows, as it occurred more than three months after the acquisition closing date.

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

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthened the Company’s power electronics capabilities in auxiliary inverters, which has helped to accelerate the growth of the Company’s High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, was contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the year ended December 31, 2025, the Company paid ₣2 million ($2 million) of earn-out-related amounts. During the nine months ended September 30, 2026, the Company recorded a post-closing adjustment of ₣2 million ($2 million) reducing the remaining obligation to ₣1 million ($1 million) following the review of final closing payment details. In accordance with ASC Topic 805, the change in estimate was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company paid the remaining earn-out of approximately ₣1 million ($1 million).

Dispositions

Exit of Charging Business

In February 2025, the Company decided to exit its charging business within the Battery Energy Systems reportable segment. This decision was made following the Company’s continuing evaluation of its product portfolio and future investments.

The majority of the charging business related to the SSE business, which was marketed for sale and met the criteria to be reported as held-for-sale as of March 31, 2025. During the nine months ended September 30, 2025, the Company recorded charges of $22 million related to the estimated loss on the sale of the SSE business. The Company’s exit of its charging business did not meet the criteria for presentation as a discontinued operation.

During the nine months ended September 30, 2025, the Company recorded charges of $32 million related to the exit of its charging business within the Battery Energy Systems reportable segment. These charges include the previously mentioned $22 million estimated loss on the sale of the SSE business during the nine months ended September 30, 2025, which was recorded in Other operating expense (income), net, and the write off of $9 million of inventory during the nine months ended September 30, 2025, which was recorded in Cost of sales in the Condensed Consolidated Statements of Operations. In addition, the Company recorded charges totaling $39 million during the nine months ended September 30, 2025, which included impairments of intangible assets, goodwill and fixed assets of $22 million, $13 million and $4 million, respectively. Refer to Note 11, “Goodwill and Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

PHINIA, Inc.

On July 3, 2023, BorgWarner completed the spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for United States (“U.S.”) federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. The Company entered into several agreements, including a tax matters agreement, with PHINIA on or prior to the distribution that provided a framework for the Company’s relationship with PHINIA after the Spin-Off. On September 19, 2024, the Company commenced a lawsuit against PHINIA, Inc. (“PHINIA”), seeking to recover value added tax (“VAT”) refunds. On October 15, 2025, the Company entered into a settlement agreement with PHINIA, and in connection with the settlement agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. Refer to Note 20, “Contingencies” to the Condensed Consolidated Financial Statements for more information.

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

Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, a contract asset and revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. Other contract assets are recognized when a conditional right to consideration from a customer exists and transfer of control has occurred. The Company recorded a contract asset of $35 million and $15 million at September 30, 2026 and December 31, 2025, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

In limited instances, the Company has received consideration related to unsatisfied or partially unsatisfied performance obligations resulting in deferred recognition of revenue and reflected as a contract liability. As of September 30, 2026, these contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $26 million and $2 million, respectively. As of December 31, 2025, Other current liabilities and Other non-current liabilities were each $1 million. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.

The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of September 30, 2026 and December 31, 2025, the Company recorded customer incentive payments of $9 million and $7 million, respectively, in Prepayments and other current assets, and $33 million and $22 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets. The Company evaluates the amounts capitalized each period end for recoverability and writes off any amounts that are no longer expected to be recovered over the term of the business arrangement.

The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Foundational products	$2,779	$2,985	$8,700	$8,843
eProducts	708	606	1,968	1,901
Total	$3,487	$3,591	$10,668	$10,744

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$362	$525	$108	$37	$1,032
Europe	630	294	254	34	1,212
Asia	312	521	337	—	1,170
Other	66	—	—	7	73
Total	$1,370	$1,340	$699	$78	$3,487

	Three Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$351	$564	$78	$44	$1,037
Europe	688	288	163	84	1,223
Asia	326	595	335	—	1,256
Other	71	—	—	4	75
Total	$1,436	$1,447	$576	$132	$3,591

	Nine Months Ended September 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$1,061	$1,645	$276	$121	$3,103
Europe	2,038	986	718	123	3,865
Asia	942	1,577	944	—	3,463
Other	201	—	—	36	237
Total	$4,242	$4,208	$1,938	$280	$10,668

	Nine Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
North America	$1,059	$1,582	$229	$138	$3,008
Europe	2,171	943	499	287	3,900
Asia	940	1,702	978	3	3,623
Other	200	—	—	13	213
Total	$4,370	$4,227	$1,706	$441	$10,744

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended September 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$8	$10	$24	$1	$2	$45
Other	—	3	2	—	—	5
Total restructuring expense	$8	$13	$26	$1	$2	$50

	Three Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$5	$—	$10	$4	$—	$19
Other	—	1	2	1	—	4
Total restructuring expense	$5	$1	$12	$5	$—	$23

	Nine Months Ended September 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$18	$12	$27	$16	$4	$77
Other	3	7	1	1	—	12
Total restructuring expense	$21	$19	$28	$17	$4	$89

	Nine Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Corporate	Total
Employee termination benefits	$18	$1	$19	$13	$1	$52
Other	4	2	10	3	—	19
Total restructuring expense	$22	$3	$29	$16	$1	$71

The following table displays a rollforward of the restructuring liability recorded within the Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2026	$42	$12	$54
Restructuring expense, net	77	12	89
Cash payments	(54)	(17)	(71)
Foreign currency translation adjustment and other	(1)	—	(1)
Balance at September 30, 2026	64	7	71
Less: Non-current restructuring liability	4	—	4
Current restructuring liability at September 30, 2026	$60	$7	$67

2026 Voluntary Separation Program In the third quarter of 2026, the Company approved a $26 million restructuring plan for a voluntary separation program (“VSP”). The VSP was made available to employees in the U.S. who met certain requirements and included a separation package based upon years of service. During the three and nine months ended September 30, 2026, the Company recorded $25 million of restructuring costs related to this plan. The actions under this plan are expected to be completed in 2027.

2024 Structural Cost Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems reportable segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the three and nine months ended September 30, 2026, the Company recorded $17 million and $19 million, respectively, of restructuring charges related to this plan. During the three and nine months ended September 30, 2025, the Company recorded $12 million and $29 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $63 million of restructuring charges related to this plan as of September 30, 2026. The actions under this plan are expected to be completed in 2027.

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

Other Actions During the three and nine months ended September 30, 2026, the Company recorded $8 million and $45 million, respectively, of restructuring costs for individually approved restructuring actions. During the three and nine months ended September 30, 2025, the Company recorded $11 million and $34 million, respectively, of restructuring costs related to individually approved restructuring actions, as more fully described below.

Except for the matters described above, there have been no changes in previously initiated plans that have resulted (or are expected to result) in a material change to the Company’s restructuring costs.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and nine months ended September 30, 2026 and 2025, related to the plans discussed above:

Turbos & Thermal Technologies

2026 Voluntary Separation Program
•During the three and nine months ended September 30, 2026, the segment recorded $5 million of restructuring costs related to this plan.

2023 Structural Cost Plan
•During the nine months ended September 30, 2025, the segment recorded $7 million of restructuring costs under this plan. These costs primarily related to $5 million of employee termination benefits and $2 million of professional fees for facilities in Europe and Asia.

Other Actions
•During the three and nine months ended September 30, 2026, the segment recorded $3 million and $16 million, respectively, of restructuring costs for individually approved restructuring actions. For the nine months ended September 30, 2026, these costs were primarily comprised of $13 million of employee termination benefits and $3 million of contractual settlement expense and professional fees for facilities in North America and Europe.

•During the three and nine months ended September 30, 2025, the segment recorded $5 million and $15 million, respectively, of restructuring costs for individually approved restructuring actions. For the nine months ended September 30, 2025, these costs were primarily comprised of $13 million of employee termination benefits and $2 million of contractual settlement expense for facilities in Europe and Asia.

Drivetrain & Morse Systems

2026 Voluntary Separation Program
•During the three and nine months ended September 30, 2026, the segment recorded $9 million of restructuring costs related to this plan.

Other Actions
•During the three and nine months ended September 30, 2026, the segment recorded $4 million and $10 million, respectively, of restructuring costs for individually approved restructuring actions. For the nine months ended September 30, 2026, these costs were primarily comprised of $3 million of employee termination benefits and $7 million primarily for equipment relocation costs for a facility in North America.

•During the three and nine months ended September 30, 2025, the segment recorded $1 million and $2 million, respectively, of restructuring costs for individually approved restructuring actions. For the nine months ended September 30, 2025, these costs were primarily comprised of $2 million related to equipment relocation costs for a facility in North America.

PowerDrive Systems

2026 Voluntary Separation Program
•During the three and nine months ended September 30, 2026, the segment recorded $9 million of restructuring costs related to this plan.

2024 Structural Cost Plan
•During the three and nine months ended September 30, 2026, the segment recorded $17 million and $19 million, respectively, of restructuring costs under this plan. For the nine months ended September 30, 2026, the majority of these costs were comprised of $18 million of employee termination benefits, primarily for a facility in Europe.

•During the three and nine months ended September 30, 2025, the segment recorded $12 million and $29 million, respectively, of restructuring costs under this plan. For the nine months ended September 30, 2025, these costs were primarily comprised of $19 million of employee termination benefits and $10 million of equipment relocation costs and professional fees for facilities in North America, Asia and Europe.

Battery Energy Systems

Other Actions
•During the three and nine months ended September 30, 2026, the segment recorded $1 million and $17 million, respectively, of individually approved restructuring costs. For the nine months ended September 30, 2026, these costs were primarily comprised of $16 million of employee termination benefits associated with an overhead cost reduction initiative.

•During the three and nine months ended September 30, 2025, the segment recorded $5 million and $16 million, respectively, of individually approved restructuring costs. For the nine months ended September 30, 2025, these costs were primarily comprised of $13 million of employee termination benefits and $3 million of contract cancellations and professional fees for facilities in North America and Asia, including the consolidation of the Company’s North American battery systems business footprint and the exit of its charging business. Refer to Note 3, “Acquisitions and Dispositions” for more information.

Corporate

2026 Voluntary Separation Program
•During the three and nine months ended September 30, 2026, $2 million of restructuring costs were recorded related to this plan.

Other Actions
•During the nine months ended September 30, 2026, $2 million of individually approved restructuring costs were recorded. For the nine months ended September 30, 2026, these costs primarily related to employee termination benefits associated with a global overhead cost reduction initiative.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross R&D expenditures	$193	$206	$572	$609
Customer reimbursements	(21)	(17)	(47)	(56)
Net R&D expenditures	$172	$189	$525	$553

NOTE 7 OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Adjustments associated with Spin-Off related balances	$—	$8	$1	$7
Legal settlement	—	38	—	38
Costs to exit charging business	—	—	—	23
Chief Executive Officer ("CEO") transition compensation	—	5	—	11
Loss on sale of assets	—	1	—	6
Loss on sale of businesses	—	1	—	2
Merger and acquisition expense (income), net	1	2	(1)	4
Other income, net	(1)	(3)	(6)	(8)
Other operating expense (income), net	$—	$52	$(6)	$83

Adjustments associated with Spin-Off related balances: These amounts relate primarily to adjustments for the contract manufacturing and tax matters agreements between the Company and PHINIA, unrelated to the legal settlement discussed below.

Legal settlement: The amount relates to a legal settlement, inclusive of associated fees. Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements for more information.

Costs to exit charging business: The amount relates to the exit of the charging business within the Battery Energy Systems reportable segment. Refer to Note 3, “Acquisitions and Dispositions,” and Note 11, “Goodwill and Other Intangibles,” to the Condensed Consolidated Financial Statements for more information.

Chief Executive Officer ("CEO") transition compensation: These amounts relate to duplicative compensation.

Loss on sale of assets: These amounts relate to the sale of equipment from a closed facility in North America.

Loss on sale of businesses: These amounts relate to a business closure in North America, plant disposal in Asia and the sale of an operation in Europe.

Merger and acquisition expense (income), net: These amounts primarily relate to professional fees associated with specific acquisition initiatives, offset by a revision to the Company’s expected earn-out related to the Drivetek acquisition during the nine months ended September 30, 2026. Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information.

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

The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was approximately 22% and 30%, respectively. During the three months ended September 30, 2026, the Company recorded a discrete tax expense of $16 million related to net changes to valuation allowances and a discrete tax benefit of $13 million related to various changes in filing positions for prior years. During the three months ended September 30, 2025, the Company recorded a discrete tax expense of $7 million related to various changes in filing positions for prior years and a discrete tax benefit of $6 million related to the exit of the charging business.

The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was approximately 22% and 25%, respectively. During the nine months ended September 30, 2026, the Company recorded a discrete tax expense of $17 million related to net changes to valuation allowances and a discrete tax benefit of $13 million related to various changes in filing positions for prior years. During the nine months ended September 30, 2025, the Company recorded a discrete tax benefit of $12 million related to the exit of the charging business, a discrete tax expense of $4 million related to net changes to valuation allowances and a discrete tax expense of $3 million related to various changes in filing positions for prior years.

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

NOTE 9 INVENTORIES

A summary of Inventories is presented below:

	September 30,	December 31,
(in millions)	2026	2025
Raw material and supplies	$937	$888
Work in progress	158	157
Finished goods	204	162
Inventories	$1,299	$1,207

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	September 30,	December 31,
(in millions)	2026	2025
Prepayments and other current assets:
Prepaid taxes	$128	$105
Prepaid tooling	109	109
Contract assets (Note 4)	35	15
Derivative instruments (Note 16)	20	18
Prepaid deferred engineering	16	1
Prepaid insurance	15	11
Other	67	54
Total prepayments and other current assets	$390	$313

Investments and long-term receivables:
Investment in equity affiliates	$258	$251
Investment in equity securities	69	59
Long-term receivables	29	47
Total investments and long-term receivables	$356	$357

Other non-current assets:
Deferred income taxes	$563	$556
Operating leases	183	151
Customer incentive payments (Note 4)	33	22
Derivative instruments (Note 16)	25	27
Other	86	82
Total other non-current assets	$890	$838

NOTE 11 GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of September 30, 2026, the Company had four reportable segments and four goodwill reporting units. During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

No events or circumstances were noted related to any of the Company’s reporting units in the three and nine months ended September 30, 2026, that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill is as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Total
Gross goodwill balance, January 1, 2026	$1,279	$1,132	$468	$678	$3,557
Accumulated impairment losses, January 1, 2026	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, January 1, 2026	$777	$1,132	$—	$146	$2,055
Changes in goodwill during the period:
Other, primarily translation adjustment	(10)	(2)	—	(5)	(17)
Ending balance, September 30, 2026	$767	$1,130	$—	$141	$2,038

Gross goodwill balance, September 30, 2026	1,269	1,130	468	673	3,540
Accumulated impairment losses, September 30, 2026	(502)	—	(468)	(532)	(1,502)
Net goodwill balance, September 30, 2026	$767	$1,130	$—	$141	$2,038

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2026			December 31, 2025
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$334	$223	$111	$338	$210	$128
Customer relationships	6 - 15	644	403	241	639	379	260
Miscellaneous	2 - 5	10	10	—	10	8	2
Total amortized intangible assets		988	636	352	987	597	390
Unamortized trade names		4	—	4	4	—	4
Total other intangible assets		$992	$636	$356	$991	$597	$394

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2026
Beginning balance, January 1	$254
Provisions for current period sales	56
Adjustments of prior estimates	49
Payments	(78)
Other, primarily translation adjustment	(1)
Ending balance, September 30	$280

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2026	2025
Other current liabilities	$113	$86
Other non-current liabilities	167	168
Total product warranty liability	$280	$254

During the three and nine months ended September 30, 2026, the Company recognized warranty cost recoveries of $12 million and $39 million, respectively, related to certain product claims. The Company recognized the recovery upon concluding the realization of the receivable was probable and the amount was reasonably estimable. The recovery and related warranty costs were recorded within Cost of sales in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025, the Company recognized an insurance recovery of $21 million related to a resolved historical warranty matter as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations.

NOTE 13 DEBT

As of September 30, 2026 and December 31, 2025, the Company had debt outstanding as follows:

	September 30,	December 31,
(in millions)	2026	2025
Short-term borrowings	$5	$3

Long-term debt
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,099	1,097
7.125% Senior notes due 02/15/29	—	120
4.950% Senior notes due 08/15/29 ($227 million par value)	226	496
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,123	1,163
5.400% Senior notes due 08/15/34 ($160 million par value)	158	494
4.375% Senior notes due 03/15/45 ($370 million par value)	366	495
Term loan facilities, finance leases and other	30	31
Total long-term debt	3,002	3,896
Less: current portion	1,101	2
Long-term debt, net of current portion	$1,901	$3,894

In August 2026, the Company executed tender offers to purchase for cash certain of the Company’s outstanding 7.125% senior notes due February 2029 (the “February 2029 Senior Notes”), 4.950% senior notes due August 2029 (the “August 2029 Senior Notes”), 5.400% senior notes due August 2034 (the “August 2034 Senior Notes”) and 4.375% senior notes due March 2045 (the “March 2045 Senior Notes”). Pursuant to the tender offers, the Company purchased and extinguished aggregate principal amounts of $27 million of the February 2029 Senior Notes, $273 million of the August 2029 Senior Notes, $340 million of the August 2034 Senior Notes and $130 million of the March 2045 Senior Notes. In September 2026, the Company redeemed the remaining $94 million aggregate principal amount outstanding February 2029 Senior Notes through a make-whole redemption. The tender offer and make-whole redemption resulted in a net loss on extinguishment of $4 million, which was recorded to Interest expense (income), net in the Condensed Consolidated Statements of Operations.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2026 and December 31, 2025, the Company had $5 million and $3 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense (income), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense	$17	$25	$67	$77
Loss on debt extinguishment	4	—	4	—
Interest income	(15)	(16)	(44)	(44)
Interest expense (income), net	$6	$9	$27	$33

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) ratio. The Company was in compliance with the financial covenant at September 30, 2026. At September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2026 and December 31, 2025.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of September 30, 2026 and December 31, 2025, the estimated fair values of the Company’s senior unsecured notes totaled $2,725 million and $3,690 million, respectively. The estimated fair values were $247 million lower than their carrying value at September 30, 2026 and $175 million lower than their carrying value at December 31, 2025. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $39 million and $36 million at September 30, 2026 and December 31, 2025, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	September 30,	December 31,
(in millions)	2026	2025
Other current liabilities:
Payroll and employee related	$321	$380
Customer-related	291	236
Product warranties (Note 12)	113	86
Income taxes payable	105	113
Employee termination benefits (Note 5)	60	36
Accrued freight	45	36
Indirect taxes	44	77
Supplier-related	35	29
Operating leases	33	36
Derivative instruments (Note 16)	27	16
Insurance	15	17
Retirement related	15	14
Other non-income taxes	14	12
Interest	12	27
Deferred engineering	11	12
Other	114	154
Total other current liabilities	$1,255	$1,281

Other non-current liabilities:
Product warranties (Note 12)	$167	$168
Deferred income taxes	162	165
Operating leases	159	122
Other income tax liabilities	110	101
Deferred income	81	84
Derivative instruments (Note 16)	52	97
Other	88	114
Total other non-current liabilities	$819	$851

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2026	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$35	$—	$—	$—	—	$35
Foreign currency contracts	$25	$—	$25	$—	A	$—
Net investment hedge contracts	$20	$—	$20	$—	A	$—
Liabilities:
Foreign currency contracts	$32	$—	$32	$—	A	$—
Net investment hedge contracts	$47	$—	$47	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$22	$—	$22	$—	A	$—
Net investment hedge contracts	$23	$—	$23	$—	A	$—
Liabilities:
Current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$19	$—	$19	$—	A	$—
Net investment hedge contracts	$94	$—	$94	$—	A	$—
_____________________________
1 Certain assets that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities and other assets and the fair values have been estimated using the NAV of the Company's ownership interest in partners' capital. The Company’s redemption of its investments with the funds is governed by the partnership agreements and subject to approval from the general partners. With the exception of annual distributions in connection with the Company’s deemed tax liability, distributions from each fund will be received as the underlying investments of the funds are liquidated, the timing of which is unknown.

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out liabilities
Balance at January 1, 2026	$3
Earn-out settlements	(1)
Post-closing adjustment	(2)
Balance at September 30, 2026	$—

Refer to Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

Fair Value Measurements on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These fair value measurements are classified within Level 3 of the fair value hierarchy. During the nine months ended September 30, 2025, the Company recorded asset impairment charges of $7 million related to certain property, plant and equipment at locations in the Company’s Battery Energy Systems reportable segment.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At September 30, 2026 and December 31, 2025, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At September 30, 2026 and December 31, 2025, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At September 30, 2026 and December 31, 2025, the Company had no outstanding interest rate swaps or options.

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

At September 30, 2026, the following notional amounts related to foreign currency derivative contracts were outstanding, which mature through December 2028:

(in millions)	Notional Amount*
Traded Currency	Notional in Traded Currency	Notional in Approximate U.S. Dollar
U.S. Dollar	803	$803
Mexican Peso	4,808	$267
Polish Zloty	612	$159
Euro	98	$111
Korean Won	251,087	$184
Hungarian Forint	16,361	$51
Swiss Franc	24	$29
Brazilian Real	186	$36

*Table above excludes non-significant traded currency with total notional amounts of less than $10 million U.S. Dollar equivalent as of September 30, 2026.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At September 30, 2026 and December 31, 2025, the following cross-currency swap contracts were outstanding and mature through August 2030:

	Cross-currency swaps
(in millions)	September 30, 2026	December 31, 2025
U.S. Dollar to Euro:
Fixed receiving notional	$1,275	$1,600
Fixed paying notional	€1,166	€1,454
U.S. Dollar to Chinese Renminbi:
Fixed receiving notional	$100	$—
Fixed paying notional	¥676	¥—
U.S. Dollar to Japanese Yen:
Fixed receiving notional	$150	$100
Fixed paying notional	¥20,663	¥12,724

During the three and nine months ended September 30, 2026, the Company unwound $175 million and $325 million, respectively, of cross-currency swap contracts originally maturing in July 2027, resulting in cash outflows of approximately $3 million and $7 million, respectively. The corresponding loss is expected to remain in AOCI until the net investment is sold, completely liquidated or substantially liquidated. In addition, the Company executed a U.S. Dollar to Japanese Yen cross-currency swap contract of $50 million maturing in February 2030 and a U.S. Dollar to Chinese Renminbi cross-currency swap contract of $100 million maturing in March 2027.

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

Fair Value of Derivative Instruments in the Balance Sheet

At September 30, 2026 and December 31, 2025, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2026	December 31, 2025	Location	September 30, 2026	December 31, 2025
Foreign currency	Prepayments and other current assets	$14	$18	Other current liabilities	$13	$16
Foreign currency	Other non-current assets	$2	$4	Other non-current liabilities	$5	$3
Net investment hedges	Prepayments and other current assets	$—	$—	Other current liabilities	$3	$—
Net investment hedges	Other non-current assets	$20	$23	Other non-current liabilities	$44	$94
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$6	$—	Other current liabilities	$11	$—
Foreign currency	Other non-current assets	$3	$—	Other non-current liabilities	$3	$—

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gain (loss) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2026 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2026	December 31, 2025
Cash flow hedges:
Foreign currency	$—	$7	$2
Net investment hedges:
Cross-currency swaps	$(28)	$(71)	$—
Foreign currency-denominated debt	71	29	—
Total	$43	$(35)	$2

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below.

	Three Months Ended September 30, 2026
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,487	$2,825	$310	$34
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income (loss)				$(17)
Gain (loss) reclassified from AOCI to income	$—	$4	$—	$—

	Nine Months Ended September 30, 2026
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,668	$8,608	$969	$18
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income (loss)				$6
Gain (loss) reclassified from AOCI to income	$1	$13	$—	$—

	Three Months Ended September 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,591	$2,927	$341	$30
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income (loss)				$(11)
Gain (loss) reclassified from AOCI to income	$1	$(2)	$—	$—

	Nine Months Ended September 30, 2025
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,744	$8,801	$973	$182
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income (loss)				$—
Gain (loss) reclassified from AOCI to income	$1	$(8)	$(2)	$—

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

Gains and losses on derivative and non-derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2026	2025	2026	2025
Cross-currency swaps	$6	$27	$44	$(166)
Foreign currency-denominated debt	$9	$(3)	$41	$(137)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense (income), net in the Condensed Consolidated Statements of Operations on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2026	2025	2026	2025
Cross-currency swaps	$6	$6	$19	$18
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

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2026	2025	2026	2025
Foreign currency	Selling, general and administrative expenses	$(10)	$1	$(4)	$(2)

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The Company expects to contribute a total of approximately $25 million into its defined benefit pension plans during 2026, of which $17 million has been contributed through the nine months ended September 30, 2026. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2026		2025
Three Months Ended September 30,	US	Non-US	US	Non-US	2026	2025
Service cost	$—	$3	$—	$3	$—	$—
Interest cost	1	5	1	5	—	—
Expected return on plan assets	(1)	(4)	(1)	(4)	—	—
Settlement loss	10	—	—	—	—	—
Amortization of unrecognized prior service credit	—	—	(1)	—	—	—
Amortization of unrecognized loss	1	—	1	2	—	—
Net periodic cost	$11	$4	$—	$6	$—	$—

	Pension benefits				Other postemployment benefits
(in millions)	2026		2025
Nine Months Ended September 30,	US	Non-US	US	Non-US	2026	2025
Service cost	$—	$11	$—	$11	$—	$—
Interest cost	4	14	4	14	1	1
Expected return on plan assets	(4)	(13)	(4)	(12)	—	—
Settlement loss	10	—	—	—	—	—
Amortization of unrecognized prior service credit	—	—	(1)	—	(1)	(1)
Amortization of unrecognized loss	3	2	3	4	—	—
Net periodic cost	$13	$14	$2	$17	$—	$—

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense (income) in the Condensed Consolidated Statements of Operations.
In August 2025, the Company executed an amendment to the plan document of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”) to terminate the plan effective October 31, 2025. As part of the termination process, the Company’s benefit obligations under the U.S. Pension Plan are settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration are transferred to a third-party insurance company. During the three months ended September 30, 2026, the Company paid $15 million of lump sum payments to eligible participants from plan assets which resulted in a non-cash settlement loss of $10 million. In October 2026, the Company purchased a group annuity contract through a third-party insurance company and transferred the related plan assets to the insurer. The Company expects to recognize an incremental estimated non-cash settlement loss in the range of $50 million to $70 million during the three months ending December 31, 2026 when the termination of the U.S. Pension Plan is expected to be finalized. At December 31, 2025, the projected benefit obligation of the U.S. Pension Plan exceeded the fair value of the plan’s assets by $4 million under U.S. GAAP.

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

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2026 and 2025, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2026	$3	$2,641	$(3,228)	$7,020	$(815)	$177	$5,798
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(3)	(38)
Issuance for executive stock plan, net of tax	—	5	—	—	—	—	5
Issuance of restricted stock, net of tax	—	8	(6)	—	—	—	2
Purchase of treasury stock	—	—	(177)	—	—	—	(177)
Net earnings	—	—	—	221	—	12	233
Other comprehensive income (loss)	—	—	—	—	34	9	43
Balance, September 30, 2026	$3	$2,654	$(3,411)	$7,206	$(781)	$195	$5,866

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2025	$3	$2,640	$(2,597)	$6,745	$(868)	$146	$6,069
Dividends declared ($0.17 per share*)	—	—	—	(36)	—	1	(35)
Issuance for executive stock plan, net of tax	—	9	—	—	—	—	9
Issuance of restricted stock, net of tax	—	12	(6)	—	—	—	6
Purchase of treasury stock	—	—	(101)	—	—	—	(101)
Net earnings	—	—	—	158	—	15	173
Other comprehensive income (loss)	—	—	—	—	30	(1)	29
Balance, September 30, 2025	$3	$2,661	$(2,704)	$6,867	$(838)	$161	$6,150

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2025	$3	$2,676	$(3,008)	$6,570	$(799)	$172	$5,614
Dividends declared ($0.51 per share*)	—	—	—	(104)	—	(26)	(130)
Issuance for executive stock plan, net of tax	—	(10)	14	—	—	—	4
Issuance of restricted stock, net of tax	—	(12)	12	—	—	—	—
Purchase of treasury stock	—	—	(429)	—	—	—	(429)
Net earnings	—	—	—	740	—	39	779
Other comprehensive income (loss)	—	—	—	—	18	10	28
Balance, September 30, 2026	$3	$2,654	$(3,411)	$7,206	$(781)	$195	$5,866

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2024	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
Dividends declared ($0.39 per share*)	—	—	—	(84)	—	(56)	(140)
Issuance for executive stock plan, net of tax	—	(1)	16	—	—	—	15
Issuance of restricted stock, net of tax	—	(12)	27	—	—	—	15
Purchase of treasury stock	—	—	(210)	—	—	—	(210)
Net earnings	—	—	—	539	—	37	576
Other comprehensive income (loss)	—	—	—	—	182	6	188
Balance, September 30, 2025	$3	$2,661	$(2,704)	$6,867	$(838)	$161	$6,150
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the activity within accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025.

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, June 30, 2026	$(728)	$20	$(107)	$(815)
Comprehensive income (loss) before reclassifications	44	(17)	13	40
Income taxes associated with comprehensive income (loss) before reclassifications	(3)	—	—	(3)
Reclassification from accumulated other comprehensive income (loss)	—	(4)	1	(3)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	—	—
Ending balance, September 30, 2026	$(687)	$(1)	$(93)	$(781)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, June 30, 2025	$(720)	$(12)	$(136)	$(868)
Comprehensive income (loss) before reclassifications	14	11	8	33
Income taxes associated with comprehensive income (loss) before reclassifications	(2)	—	—	(2)
Reclassification from accumulated other comprehensive income (loss)	—	1	(2)	(1)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	—	—
Ending balance, September 30, 2025	$(708)	$—	$(130)	$(838)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2025	$(694)	$7	$(112)	$(799)
Comprehensive income (loss) before reclassifications	26	6	15	47
Income taxes associated with comprehensive income (loss) before reclassifications	(19)	—	(1)	(20)
Reclassification from accumulated other comprehensive income (loss)	—	(14)	4	(10)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	1	1
Ending balance, September 30, 2026	$(687)	$(1)	$(93)	$(781)

(in millions)	Foreign currency translation adjustments	Cash flow hedges	Defined benefit retirement plans	Total
Beginning balance, December 31, 2024	$(882)	$(9)	$(129)	$(1,020)
Comprehensive income (loss) before reclassifications	109	—	2	111
Income taxes associated with comprehensive income (loss) before reclassifications	65	—	3	68
Reclassification from accumulated other comprehensive income (loss)	—	9	(5)	4
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, September 30, 2025	$(708)	$—	$(130)	$(838)

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

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expected to receive from governmental agencies as well as damages and interest. These refunds consisted of VAT paid by the Company in periods prior to or directly related to the Spin-Off that established PHINIA as an independent company. PHINIA responded to the lawsuit and also asserted counterclaims against the Company. On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million, resolving the lawsuit and certain other matters relating to the Spin-Off. In connection with the Settlement Agreement, the Company and PHINIA also entered into an amended and restated tax matters agreement that, among other things, limits the Company’s responsibility to certain defined tax obligations. During the year ended December 31, 2025, the Company recorded a net charge of $40 million, for the reduction of VAT-related receivables, the elimination of certain Company liabilities under the amended and restated tax matters agreement and related legal fees. As of September 30, 2026, after giving effect to the Settlement Agreement and the $57 million received in total, the Company had assets related to these VAT refunds of approximately $21 million in Receivables, net in the Condensed Consolidated Balance Sheet, which is due no later than December 1, 2026.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may have been liable for the cost of clean-up and other remedial activities at 16 such sites as of both September 30, 2026 and December 31, 2025. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $4 million and $6 million as of September 30, 2026 and December 31, 2025, respectively, included in Other current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2026, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of September 30, 2026.

NOTE 21 EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) of common stock amounts. Basic EPS is calculated by dividing net earnings attributable to BorgWarner Inc. by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings attributable to BorgWarner Inc. by the weighted average shares of common stock and common stock equivalents outstanding during the reporting period.

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted EPS at the level the related performance criteria are met through the respective balance sheet date. There were 1.2 million and 1.4 million performance share units excluded from the computation of the diluted earnings for the three months ended September 30, 2026 and 2025, respectively. There were 1.2 million and 1.3 million performance share units excluded from the computation of the diluted earnings for the nine months ended September 30, 2026 and 2025, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$221	$158	$740	$539
Weighted average shares of common stock outstanding	201.4	213.7	203.2	215.7
Basic earnings per share of common stock	$1.10	$0.74	$3.64	$2.50

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$221	$158	$740	$539
Weighted average shares of common stock outstanding	201.4	213.7	203.2	215.7
Effect of stock-based compensation	3.2	2.8	3.2	1.9
Weighted average shares of common stock outstanding including dilutive shares	204.6	216.5	206.4	217.6
Diluted earnings per share of common stock	$1.08	$0.73	$3.59	$2.48

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

The following tables show net sales, segment expenses, Segment Adjusted Operating Income (Loss) and other segment information for the Company’s reportable segments. The segment expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):

Net Sales and Expenses by Reportable Segment

	Three Months Ended September 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$1,370	$1,340	$699	$78	$—	$3,487
Net sales - inter-segment	2	6	6	—	(14)	—
Net sales	$1,372	$1,346	$705	$78	$(14)	$3,487

Cost of sales	1,098	1,060	607	65
Selling, general and administrative expenses - R&D, net	45	29	87	8
Selling, general and administrative expenses - Other	28	9	17	7
Other segment items[1]	—	(2)	(1)	1

Segment Adjusted Operating Income (Loss)	$201	$250	$(5)	$(3)

	Nine Months Ended September 30, 2026
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$4,242	$4,208	$1,938	$280	$—	$10,668
Net sales - inter-segment	5	15	19	—	(39)	—
Net sales	$4,247	$4,223	$1,957	$280	$(39)	$10,668

Cost of sales	3,381	3,313	1,706	237
Selling, general and administrative expenses - R&D, net	136	94	259	26
Selling, general and administrative expenses - Other	90	31	66	23
Other segment items[1]	—	(2)	(4)	1

Segment Adjusted Operating Income (Loss)	$640	$787	$(70)	$(7)

	Three Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$1,436	$1,447	$576	$132	$—	$3,591
Net sales - inter-segment	1	5	6	—	(12)	—
Net sales	$1,437	$1,452	$582	$132	$(12)	$3,591

Cost of sales	1,138	1,137	498	124
Selling, general and administrative expenses - R&D, net	50	34	94	9
Selling, general and administrative expenses - Other	29	18	26	8
Other segment items[1]	1	(4)	(1)	(2)

Segment Adjusted Operating Income (Loss)	$219	$267	$(35)	$(7)

	Nine Months Ended September 30, 2025
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery Energy Systems	Inter-segment eliminations	Total
Net sales - customers	$4,370	$4,227	$1,706	$441	$—	$10,744
Net sales - inter-segment	2	15	18	—	(35)	—
Net sales	$4,372	$4,242	$1,724	$441	$(35)	$10,744

Cost of sales	3,470	3,345	1,500	425
Selling, general and administrative expenses - R&D, net	135	95	286	30
Selling, general and administrative expenses - Other	84	36	55	28
Other segment items[1]	2	(4)	(6)	(1)

Segment Adjusted Operating Income (Loss)	$681	$770	$(111)	$(41)
_______________

[1] Other segment items include other income and expenses to derive Segment Adjusted Operating Income (Loss).

Segment Adjusted Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Turbos & Thermal Technologies	$201	$219	$640	$681
Drivetrain & Morse Systems	250	267	787	770
PowerDrive Systems	(5)	(35)	(70)	(111)
Battery Energy Systems	(3)	(7)	(7)	(41)
Segment Adjusted Operating Income	443	444	1,350	1,299
Corporate, including stock-based compensation	62	59	184	189
Restructuring expense (Note 5)	50	23	89	71
Intangible asset amortization expense	13	16	43	49
Accelerated depreciation[1]	11	60	20	81
Adjustments associated with Spin-Off related balances[2]	—	8	1	7
Legal settlement (Note 20)	—	38	—	38
Impairment charges	—	—	—	42
Write-off of customer incentive asset	—	—	—	7
Costs to exit charging business (Note 3)	—	—	—	32
Chief Executive Officer ("CEO") transition compensation[2]	—	5	—	11
Loss on sale of assets[2]	—	1	—	6
Loss on sale of businesses	—	1	—	2
Insurance recovery (Note 12)	—	(21)	—	(21)
Merger and acquisition expense (income), net[2]	1	2	(1)	4
Other non-comparable items	4	4	6	7
Equity in affiliates’ (earnings) loss, net of tax	(10)	(11)	(26)	(29)
Unrealized (gain) loss on equity securities	(4)	(1)	(7)	(2)
Interest expense (income), net	6	9	27	33
Other postretirement expense (income)	12	3	16	8
Earnings before income taxes and noncontrolling interest	$298	$248	$998	$764
_______________

[1] Accelerated depreciation represents charges related to property, plant and equipment that were decommissioned or are in the process of being decommissioned.
[2] Refer to Note 7, “Other Operating Expense (Income), Net,” to the Condensed Consolidated Financial Statements for more information.

Segment Information

	Depreciation and amortization		Long-lived asset expenditures[1]		Total assets
(in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	September 30, 2026	December 31, 2025
Turbos & Thermal Technologies	$42	$43	$60	$46	$3,896	$3,743
Drivetrain & Morse Systems	55	47	27	26	3,794	3,795
PowerDrive Systems	45	44	36	33	3,357	3,163
Battery Energy Systems	4	75	2	4	427	460
Total	146	209	125	109	11,474	11,161
Corporate[2]	7	10	—	2	1,742	2,608
Consolidated	$153	$219	$125	$111	$13,216	$13,769

	Depreciation and amortization		Long-lived asset expenditures[1]
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Turbos & Thermal Technologies	$121	$125	$164	$115
Drivetrain & Morse Systems	147	166	83	67
PowerDrive Systems	142	132	108	101
Battery Energy Systems	16	106	5	16
Total	426	529	360	299
Corporate	21	24	4	8
Consolidated	$447	$553	$364	$307
_______________

[1] Long-lived asset expenditures include tooling outlays and capital expenditures, excluding customer advances.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables and deferred income taxes.

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net earnings	$779	$576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	404	504
Intangible asset amortization	43	49
Restructuring expense, net of cash paid	44	31
Stock-based compensation expense	38	52
Loss on debt extinguishment	4	—
Impairment charges	—	42
Costs to exit charging business	—	32
Loss on sale of assets	—	6
Loss on sale of businesses	—	2
Deferred income tax benefit	(31)	(73)
Unrealized (gain) loss on equity securities	(7)	(2)
Other non-cash adjustments	4	14
Adjustments to reconcile net earnings to net cash provided by operating activities	499	657
Retirement plan contributions	(17)	(17)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(113)	(305)
Inventories	(100)	78
Prepayments and other current assets	(52)	15
Accounts payable and accrued expenses	30	(23)
Prepaid taxes and income taxes payable	(31)	(20)
Other assets and liabilities	63	68
Net cash provided by operating activities	$1,058	$1,029

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$110	$118
Income taxes, net of refunds	$273	$268

	Balance as of:
Non-cash investing transactions:	September 30, 2026	December 31, 2025
Period end accounts payable related to property, plant and equipment purchases	$88	$116

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

BorgWarner Strategy

The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the three months ended September 30, 2026 and 2025, the Company’s revenue from eProducts, which include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs, was approximately $708 million and $606 million, respectively, or 20% and 17% of the Company’s total revenue. During the nine months ended September 30, 2026 and 2025, the Company’s eProduct revenue was approximately $1,968 million and $1,901 million, respectively, or 18% of its total revenue.

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, Inc. (“PHINIA”), seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA received or expected to receive from governmental agencies as well as damages and interest. On October 15, 2025, the Company entered into a settlement agreement with PHINIA, pursuant to which PHINIA agreed to pay the Company $78 million. As of September 30, 2026, the Company had assets related to these VAT refunds of approximately $21 million in Receivables, net in the Condensed Consolidated Balance Sheet, which is due no later than December 1, 2026. Refer to Part 1, Item 1 of this report for more information.

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

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production is cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit and consumer spending and preferences. Government policies, such as the imposition of, termination or invalidation of or other changes in tariffs (including retaliatory tariffs), or the commencement or termination of consumer tax incentives, such as EV tax credits and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines or impacts of tariffs that result in a material reduction in automotive or truck production would have an adverse effect on the Company’s sales. The weighted light vehicle market production, as estimated by the Company for the nine months ended September 30, 2026, was down approximately 1% from the nine months ended September 30, 2025. Weighted light vehicle market production reflects light vehicle production as reported by Mobility Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Tariff Refund Recovery. The Company continues to actively pursue the refund recovery of certain tariffs paid to the U.S. government, which were levied under the International Emergency Economic Powers Act and subsequently invalidated by the United States (“U.S.”) Supreme Court on February 20, 2026. Following this ruling, the Company has submitted tariff recovery claims through the U.S. Customs and Border Protection (“CBP”) portal. While the Company has received approximately $35 million in refunds, and may continue to receive refunds of such tariffs, the ultimate recoverability, timing and amount of future refunds continues to remain uncertain and subject to CBP review and further legal, regulatory and administrative developments. As a result, the Company has not recognized a refund receivable as of September 30, 2026. The Company will continue to monitor the refund process for further developments.

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

Outlook

The Company expects weighted light vehicle market to be down 1% to 2% year-over-year in 2026. In particular, the Company expects a negative sales impact from declining sales in the Company’s Battery Energy Systems reportable segment. As a result, at the mid-point of its outlook, the Company expects total sales in 2026 to decline year-over-year, excluding the impact of foreign currencies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

The following table presents a summary of our operating results:

	Three Months Ended September 30,
(in millions, except per share data)	2026		2025
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,372	39.4%	$1,437	40.0%
Drivetrain & Morse Systems	1,346	38.6	1,452	40.4
PowerDrive Systems	705	20.2	582	16.2
Battery Energy Systems	78	2.2	132	3.7
Inter-segment eliminations	(14)	(0.4)	(12)	(0.3)
Total net sales	3,487	100.0	3,591	100.0
Cost of sales	2,825	81.0	2,927	81.5
Gross profit	662	19.0	664	18.5
Selling, general and administrative expenses - R&D, net	172	4.9	189	5.3
Selling, general and administrative expenses - Other	138	4.0	152	4.2
Restructuring expense	50	1.4	23	0.6
Other operating expense (income), net	—	—	52	1.4
Operating income	302	8.7	248	6.9
Equity in affiliates’ (earnings) loss, net of tax	(10)	(0.3)	(11)	(0.3)
Unrealized (gain) loss on equity securities	(4)	(0.1)	(1)	—
Interest expense (income), net	6	0.3	9	0.3
Other postretirement expense (income)	12	0.3	3	0.1
Earnings before income taxes and noncontrolling interest	298	8.5	248	6.9
Provision for income taxes	65	1.8	75	2.1
Net earnings	233	6.7	173	4.8
Net earnings attributable to noncontrolling interest	12	0.4	15	0.4
Net earnings attributable to BorgWarner Inc.	$221	6.3%	$158	4.4%
Earnings per share — diluted	$1.08		$0.73

Net sales
Net sales for the three months ended September 30, 2026 totaled $3,487 million, a decrease of $104 million, or 3%, compared to the three months ended September 30, 2025. The change in net sales for the three months ended September 30, 2026 was primarily driven by the following:

•Unfavorable volume, mix and net new business decreased sales by approximately $100 million, primarily due to a decrease of approximately 2% in the weighted light vehicle market production as estimated by the Company and a decrease in the Battery Energy Systems reportable segment sales.
•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $8 million, primarily due to a strengthening of the Chinese Renminbi, partially offset by a weakening of the Euro and Korean Won, in each case relative to the U.S. Dollar.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,825 million and 81.0%, respectively, during the three months ended September 30, 2026, compared to $2,927 million and 81.5%, respectively, during the three months ended September 30, 2025. The change in cost of sales for the three months ended September 30, 2026 was primarily driven by the following:

•Purchasing savings and unfavorable volume, mix and net new business, decreased cost of sales by approximately $106 million.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $5 million, primarily due to a strengthening of the Chinese Renminbi, partially offset by a weakening of the Euro and Korean Won, in each case relative to the U.S. Dollar.

Gross profit and gross margin were $662 million and 19.0%, respectively, during the three months ended September 30, 2026, compared to $664 million and 18.5%, respectively, during the three months ended September 30, 2025. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”) SG&A for the three months ended September 30, 2026 was $310 million as compared to $341 million for the three months ended September 30, 2025. SG&A as a percentage of net sales was 8.9% and 9.5% for the three months ended September 30, 2026 and 2025, respectively. The change in SG&A was primarily due to a decrease in net Research & Development (“R&D”) costs of $17 million and fluctuations in foreign currencies resulting in a decrease in SG&A of approximately $5 million.

Restructuring expense was $50 million and $23 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to $25 million of employee termination benefits recognized related to a voluntary separation program approved during the three months ended September 30, 2026. Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other operating expense (income), net was insignificant and $52 million for the three months ended September 30, 2026 and 2025, respectively. The change was primarily due to:

•During the three months ended September 30, 2025, the Company recorded charges of $38 million related to a legal settlement, inclusive of associated legal fees and $5 million related to duplicative compensation, which were not recurring in the three months ended September 30, 2026. Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other operating expense (income), net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s per diluted share and net earnings” below.

Equity in affiliates’ (earnings) loss, net of tax was $10 million and $11 million of earnings for the three months ended September 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense (income), net was $6 million and $9 million of expense for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company partially extinguished the 4.950%, 5.400% and 4.375% senior notes and fully extinguished the 7.125% senior notes. Refer to Note 13, “Debt,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other postretirement expense (income) was $12 million and $3 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the $10 million non-cash settlement loss associated with the planned termination of one of the Company’s U.S. defined benefit pension plans (“U.S. Pension Plan”). Refer to Note 17, “Retirement Benefit Plans,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Provision for income taxes was $65 million for the three months ended September 30, 2026, resulting in an effective rate of 22%, compared to $75 million, or an effective rate of 30%, for the three months ended September 30, 2025. The decrease in the effective tax rate was primarily due to the impact of certain permanent non-deductible expenses incurred in the prior year that did not recur in the current year. Additionally, during the three months ended September 30, 2026, the Company recorded a discrete tax expense of $16 million related to net changes to valuation allowances and a discrete tax benefit of $13 million related to various changes in filing positions for prior years. During the three months ended September 30, 2025, the Company recorded a discrete tax expense of $7 million related to various changes in filing positions for prior years and a discrete tax benefit of $6 million related to the exit of the charging business.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

The following table presents a summary of our operating results:

	Nine Months Ended September 30,
(in millions, except per share data)	2026		2025
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$4,247	39.9%	$4,372	40.7%
Drivetrain & Morse Systems	4,223	39.6	4,242	39.5
PowerDrive Systems	1,957	18.3	1,724	16.0
Battery Energy Systems	280	2.6	441	4.1
Inter-segment eliminations	(39)	(0.4)	(35)	(0.3)
Total net sales	10,668	100.0	10,744	100.0
Cost of sales	8,608	80.7	8,801	81.9
Gross profit	2,060	19.3	1,943	18.1
Selling, general and administrative expenses - R&D, net	525	4.9	553	5.1
Selling, general and administrative expenses - Other	444	4.3	420	3.9
Restructuring expense	89	0.8	71	0.7
Other operating expense (income), net	(6)	(0.1)	83	0.8
Impairment charges	—	—	42	0.4
Operating income	1,008	9.4	774	7.2
Equity in affiliates’ (earnings) loss, net of tax	(26)	(0.2)	(29)	(0.3)
Unrealized (gain) loss on equity securities	(7)	(0.1)	(2)	—
Interest expense (income), net	27	0.2	33	0.3
Other postretirement expense (income)	16	0.1	8	0.1
Earnings before income taxes and noncontrolling interest	998	9.4	764	7.1
Provision for income taxes	219	2.1	188	1.7
Net earnings	779	7.3	576	5.4
Net earnings attributable to noncontrolling interest	39	0.4	37	0.3
Net earnings attributable to BorgWarner Inc.	$740	6.9%	$539	5.0%
Earnings per share — diluted	$3.59		$2.48

Net sales
Net sales for the nine months ended September 30, 2026 totaled $10,668 million, a decrease of $76 million, or 1%, compared to the nine months ended September 30, 2025. The change in net sales for the nine months ended September 30, 2026 was primarily driven by the following:

•Unfavorable volume, mix and net new business decreased sales by approximately $336 million primarily due to a decrease of approximately 1% in the weighted light vehicle market production as estimated by the Company and a decrease in the Battery Energy Systems reportable segment sales.
•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $229 million, primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar.
•Customer recoveries relating to tariffs increased sales by approximately $31 million.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $8,608 million and 80.7%, respectively, during the nine months ended September 30, 2026, compared to $8,801 million and 81.9%, respectively, during the nine months ended September 30, 2025. The change in cost of sales for the nine months ended September 30, 2026 was primarily driven by the following:

•Purchasing savings and unfavorable volume, mix and net new business decreased cost of sales by approximately $339 million.
•Cost of sales also decreased by restructuring savings, manufacturing efficiencies and reduced depreciation.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $187 million, primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar.

Gross profit and gross margin were $2,060 million and 19.3%, respectively, during the nine months ended September 30, 2026, compared to $1,943 million and 18.1%, respectively, during the nine months ended September 30, 2025. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the nine months ended September 30, 2026 was $969 million as compared to $973 million for the nine months ended September 30, 2025. SG&A as a percentage of net sales was 9.1% for the nine months ended September 30, 2026 and 2025, respectively. The change in SG&A was primarily due to decreases in R&D costs of $28 million, which was partially offset by fluctuations in foreign currencies resulting in an increase in SG&A of approximately $24 million.

Restructuring expense was $89 million and $71 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in restructuring expense was primarily due to $25 million of employee termination benefits for a voluntary separation program approved during the three months ended September 30, 2026. Nearly all of the restructuring charges are expected to be cash expenditures. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other operating expense (income), net was $6 million of income and $83 million of expense for the nine months ended September 30, 2026 and 2025, respectively. The change in Other operating expense (income), net was primarily due to:

•During the nine months ended September 30, 2025, the Company recorded charges of $38 million related to a legal settlement, inclusive of associated legal fees, $23 million related to the exit of its charging business within the Battery Energy Systems reportable segment, $11 million related to duplicative compensation and a $6 million loss on the sale of equipment from a closed facility in North America, which were not recurring in nine months ended September 30, 2026. Refer to Note 20, “Contingencies” and Note 3, “Acquisitions and Dispositions,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other operating expense (income), net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Impairment charges were $42 million for the nine months ended September 30, 2025. The Company recorded impairments of intangible assets, goodwill and fixed assets related to the planned exit of its charging business and the consolidation of the Company’s North American battery systems business footprint within the Battery Energy Systems reportable segment. There were no impairment charges for the nine months ended September 30, 2026.

Equity in affiliates’ (earnings) loss, net of tax was $26 million and $29 million of earnings for the nine months ended September 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Interest expense (income), net was $27 million and $33 million of expense for the nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company partially extinguished the 4.950%, 5.400% and 4.375% senior notes and fully extinguished the 7.125% senior notes. Refer to Note 13, “Debt,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Other postretirement expense (income) was $16 million and $8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the $10 million non-cash settlement loss associated with the planned termination of the Company’s U.S. Pension Plan. Refer to Note 17, “Retirement Benefit Plans,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information.

Provision for income taxes was $219 million and $188 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in an effective rate of 22% and 25% for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company recorded a discrete tax expense of $17 million related to net changes to valuation allowances and a discrete tax benefit of $13 million related to various changes in filing positions for prior years. During the nine months ended September 30, 2025, the Company recorded a discrete tax benefit of $12 million related to the exit of the charging business, a discrete tax expense of $4 million related to net changes to valuation allowances and a discrete tax expense of $3 million related to various changes in filing positions for prior years.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.08 and $0.73 for the three months ended September 30, 2026 and 2025, respectively, and $3.59 and $2.48 for the nine months ended September 30, 2026 and 2025, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-comparable items:	2026	2025	2026	2025
Restructuring expense	$(0.20)	$(0.10)	$(0.32)	$(0.26)
Accelerated depreciation	(0.04)	(0.19)	(0.07)	(0.28)
U.S. pension plan settlement loss	(0.04)	—	(0.04)	—
Loss on debt extinguishment	(0.02)	—	(0.02)	—
Adjustments associated with Spin-Off related balances	—	(0.04)	(0.01)	(0.03)
Impairment charges	—	—	—	(0.16)
Write-off of customer incentive asset	—	—	—	(0.03)
Costs to exit charging business	—	—	—	(0.14)
Legal settlement	—	(0.18)	—	(0.18)
Chief Executive Officer ("CEO") transition compensation	—	(0.02)	—	(0.05)
Loss on sale of assets	—	(0.01)	—	(0.02)
Loss on sale of businesses	—	(0.01)	—	(0.01)
Insurance recovery	—	0.07	—	0.07
Merger and acquisition (expense) income, net	—	—	0.01	(0.02)
Unrealized gain (loss) on equity securities	0.02	0.01	0.03	0.01
Tax adjustments	(0.02)	—	(0.02)	0.06
Other non-comparable items	(0.01)	(0.04)	(0.02)	(0.05)
Total impact of non-comparable items per share - diluted	$(0.31)	$(0.51)	$(0.46)	$(1.09)

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,372	$201	14.7%	$1,437	$219	15.2%
Drivetrain & Morse Systems	1,346	250	18.6%	1,452	267	18.4%
PowerDrive Systems	705	(5)	(0.7)%	582	(35)	(6.0)%
Battery Energy Systems	78	(3)	(3.8)%	132	(7)	(5.3)%
Inter-segment eliminations	(14)	—		(12)	—
Totals for reportable segments	$3,487	$443		$3,591	$444

The Turbos & Thermal Technologies segment’s net sales decreased $65 million, or 5%, and Segment Adjusted Operating Income decreased $18 million from the three months ended September 30, 2025. Unfavorable volume, mix and net new business resulted in a decrease in net sales of approximately $57 million due to lower volumes in Europe and Asia. The Segment Adjusted Operating margin decreased due to lower sales, manufacturing-related issues and power generation industrial solutions business start up costs.

The Drivetrain & Morse Systems segment’s net sales decreased $106 million, or 7%, and Segment Adjusted Operating Income decreased $17 million from the three months ended September 30, 2025. Unfavorable volume, mix and net new business decreased net sales by approximately $101 million due to lower volumes in Asia and North America. The Segment Adjusted Operating margin increased primarily due to productivity and supply chain savings, partially offset by lower sales,.

The PowerDrive Systems segment’s net sales increased $123 million, or 21%, and Segment Adjusted Operating Loss decreased $30 million from the three months ended September 30, 2025. Favorable volume, mix and net new business, primarily in Europe, and customer recoveries increased net sales by approximately $114 million. Additionally, foreign currencies resulted in a year-over-year increase in net sales of approximately $9 million due to a strengthening of the Chinese Renminbi, partially offset by a weakening of the Euro and Korean Won, in each case relative to the U.S. Dollar. The Segment Adjusted Operating margin loss decreased primarily due to customer recoveries and restructuring savings, partially offset by manufacturing related issues.

The Battery Energy Systems segment’s net sales decreased $54 million, or 41%, and Segment Adjusted Operating Loss decreased $4 million from the three months ended September 30, 2025. Unfavorable volume, mix and net new business decreased net sales by approximately $54 million primarily due to lower demand in Europe. The Segment Adjusted Operating margin loss decreased primarily due to customer recoveries and restructuring savings.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$4,247	$640	15.1%	$4,372	$681	15.6%
Drivetrain & Morse Systems	4,223	787	18.6%	4,242	770	18.2%
PowerDrive Systems	1,957	(70)	(3.6)%	1,724	(111)	(6.4)%
Battery Energy Systems	280	(7)	(2.5)%	441	(41)	(9.3)%
Inter-segment eliminations	(39)	—		(35)	—
Totals for reportable segments	$10,668	$1,350		$10,744	$1,299

The Turbos & Thermal Technologies segment’s net sales decreased $125 million, or 3%, and Segment Adjusted Operating Income decreased $41 million from the nine months ended September 30, 2025. Unfavorable volume, mix and net new business resulted in a decrease in net sales by approximately $238 million due to lower volumes in Europe and Asia. This was partially offset by the impact of foreign currencies of approximately $103 million due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. The Segment Adjusted Operating margin decreased due to lower sales, manufacturing-related issues and power generation industrial solutions business start up costs, partially offset by supply chain savings and other cost actions.

The Drivetrain & Morse Systems segment’s net sales decreased $19 million, or relatively flat, and Segment Adjusted Operating Income increased $17 million from the nine months ended September 30, 2025. Unfavorable volume, mix and net new business resulted in a decrease in net sales by approximately $96 million due to lower volumes in Asia and North America. This was partially offset by the impact of foreign currencies, which resulted in a year-over-year increase in net sales of approximately $61 million primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. The Segment Adjusted Operating margin increased primarily due to manufacturing efficiencies and supply chain savings, partially offset by lower sales.

The PowerDrive Systems segment’s net sales increased $233 million, or 14%, and Segment Adjusted Operating Loss decreased $41 million from the nine months ended September 30, 2025. Favorable volume, mix and net new business, primarily in Europe, and customer recoveries increased net sales by approximately $176 million. Additionally, foreign currencies resulted in a year-over-year increase in net sales of approximately $56 million primarily due to a strengthening of the Euro and Chinese Renminbi, partially offset by a weakening of the Korean Won, in each case relative to the U.S. Dollar. The Segment Adjusted Operating margin loss decreased primarily due to customer recoveries and restructuring and supply chain savings, partially offset by launch-related costs, manufacturing-related issues and higher manufacturing costs.

The Battery Energy Systems segment’s net sales decreased $161 million, or 37%, and Segment Adjusted Operating Loss decreased $34 million from the nine months ended September 30, 2025. Unfavorable volume, mix and net new business decreased net sales by approximately $174 million primarily due to lower demand in Europe. This decrease was partially offset by the impact of foreign currencies of approximately $9 million due to a strengthening of the Euro relative to the U.S. Dollar. The Segment Adjusted Operating margin loss decreased primarily due to the exit of the charging business, customer recoveries and restructuring savings.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the undrawn portion of its multi-currency revolving credit agreement. As of September 30, 2026, the Company had liquidity of $3.6 billion, comprised of cash, cash equivalent and restricted cash balances of $1.6 billion and an undrawn multi-currency revolving credit facility of $2.0 billion.

As of September 30, 2026, the Company was in full compliance with its covenants under the revolving credit facility and had full access to the undrawn amount under the revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants under the revolving credit facility through at least the next 12 months.

The Company’s $2.0 billion multi-currency revolving credit facility includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) ratio. The Company was in compliance with the financial covenant at September 30, 2026. At September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under this facility.

As of September 30, 2026, cash balances of $1.2 billion were held by the Company’s subsidiaries outside of the U.S. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the U.S. is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2026 and December 31, 2025.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition, the Company’s universal shelf registration statement filed with the U.S. Securities and Exchange Commission provides the Company with the ability to issue various debt and equity securities subject to market conditions.

On each of February 5, 2026, April 29, 2026 and July 30, 2026 the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared in the first quarter, second quarter and third quarter were paid on March 16, 2026, June 15, 2026 and September 15, 2026, respectively.

From a credit quality perspective, the Company has a Baa1 from Moody’s and BBB+ from Fitch Ratings and Standard & Poor’s. The current outlook from each of Standard & Poor’s, Moody’s and Fitch Ratings is stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
OPERATING ACTIVITIES
Net earnings	$779	$576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	404	504
Intangible asset amortization	43	49
Restructuring expense, net of cash paid	44	31
Stock-based compensation expense	38	52
Loss on debt extinguishment	4	—
Loss on sale of assets	—	6
Loss on sale of businesses	—	2
Impairment charges	—	42
Costs to exit charging business	—	32
Deferred income tax benefit	(31)	(73)
Unrealized (gain) loss on equity securities	(7)	(2)
Other non-cash adjustments	4	14
Adjustments to reconcile net earnings to net cash provided by operating activities	499	657
Retirement plan contributions	(17)	(17)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(113)	(305)
Inventories	(100)	78
Accounts payable and accrued expenses	30	(23)
Other assets and liabilities	(20)	63
Net cash provided by operating activities	$1,058	$1,029

Net cash provided by operating activities was $1,058 million during the nine months ended September 30, 2026 compared to $1,029 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was primarily due to stronger accounts receivable and payable performance, partially offset by an increase in inventory.

Investing Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
INVESTING ACTIVITIES
Capital expenditures, including tooling outlays	$(364)	$(307)
Customer advances related to capital expenditures	6	16
Insurance proceeds received for damage to property, plant and equipment	—	4
Proceeds from settlement of net investment hedges, net	18	18
Payments for investments in equity securities	(2)	—
Proceeds from the sale of business, net	—	7
Proceeds from asset disposals and other, net	2	16
Net cash used in investing activities	$(340)	$(246)

Net cash used in investing activities was $340 million during the nine months ended September 30, 2026 compared to $246 million during the nine months ended September 30, 2025. As a percentage of sales, capital expenditures, net of customer advances, were 3.4% and 2.7% for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year increase in capital expenditures was primarily driven by higher eProduct and power generation industrial solutions investments.

Financing Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
FINANCING ACTIVITIES
Payments of notes payable	$—	$(5)
Additions to debt	3	—
Repayments of debt, including current portion	(864)	(406)
Payments for purchase of treasury stock	(425)	(210)
Payments for excise tax on purchase of treasury stock	(5)	—
Payments for stock-based compensation items	(34)	(22)
Payment for business acquired, net of cash acquired	(3)	—
Payments for contingent consideration	(1)	(4)
Dividends paid to BorgWarner stockholders	(104)	(84)
Dividends paid to noncontrolling stockholders	(13)	(22)
Net cash used in financing activities	$(1,446)	$(753)

Net cash used in financing activities was $1,446 million during the nine months ended September 30, 2026 compared to $753 million during the nine months ended September 30, 2025. Net cash used in financing activities during the nine months ended September 30, 2026 was primarily related to an aggregate of $860 million of payments, pursuant to an executed tender offer and make-whole redemption for cash, for the partial debt extinguishment of the Company’s 4.950%, 5.400% and 4.375% senior notes and the full debt extinguishment of the Company’s 7.125% senior notes, $425 million of BorgWarner share repurchases and $104 million in dividends paid to the Company’s stockholders. Refer to Note 13, “Debt,” and Note 18, “Stockholders' Equity,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for more information. Net cash used in financing activities during the nine months ended September 30, 2025, was primarily related to $406 million of debt repayments associated with the maturity of the Company’s 3.375% senior notes on March 15, 2025, $210 million of BorgWarner share repurchases, $84 million in dividends paid to the Company’s stockholders and $22 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Hungarian Forint, Korean Won, Mexican Peso, Polish Zloty, Swiss Franc and Indian Rupee. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of September 30, 2026 and December 31, 2025, the Company recorded a deferred gain of $43 million and a deferred loss of $35 million, respectively, before taxes, for designated cash flow and net investment hedges within Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheet in Part 1, Item 1 of this report.

The significant foreign currency translation adjustments, including the impact of the net investment hedges discussed above and excluding the impact of tax, during the three and nine months ended September 30, 2026 and 2025, are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Chinese Renminbi	1%	$8	4%	$42
Korean Won	13%	$41	6%	$21
Euro	—%	$12	(3)%	$(10)
Indian Rupee	(2)%	$(5)	(6)%	$(10)

(in millions, except for percentages)	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Euro	1%	$16	13%	$56
Chinese Renminbi	1%	$7	2%	$30
Brazilian Real	3%	$3	16%	$12
Korean Won	(4)%	$(13)	5%	$10

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

Item 1A. Risk Factors

During the nine months ended September 30, 2026, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In July 2026, the Company’s Board of Directors authorized the purchase of up to $1.35 billion of the Company’s common stock, which replaced the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2029. During the three months ended September 30, 2026, the Company repurchased $175 million of common stock under this authorization, excluding any related fees and taxes, bringing the total remaining authorization to $1.175 billion as of September 30, 2026. Shares purchased under this new authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act for the three months ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2026 - July 31, 2026
Common Stock Repurchase Program	—	$—	—	$1,350
Employee transactions	71,419	$66.38	—
August 1, 2026 - August 31, 2026
Common Stock Repurchase Program	1,726,151	$65.57	1,726,151	$1,237
Employee transactions	—	$—	—
September 1, 2026 - September 30, 2026
Common Stock Repurchase Program	951,871	$64.94	951,871	$1,175
Employee transactions	—	$—	—

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 29, 2026